Form 10-K
period 1993-12-31
DOUGLAS & LOMASON CO
filed 1994-03-29
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               ________________

                                  FORM 10-K
(Mark One)
_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number 0-627
                               ________________

                          DOUGLAS & LOMASON COMPANY
            (Exact Name of Registrant as Specified in its Charter)

                MICHIGAN                                38-0495110
    (State or other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)

        24600 Hallwood Court, Farmington Hills, Michigan    48335-1671
        (Address of Principal Executive Offices)            (Zip Code)

      Registrant's telephone number, including area code: (810) 478-7800

         Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
             Title of Each Class                on Which Registered
             -------------------               ---------------------
                    None                                None

         Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, $2.00 par value
                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes __X__    No _____

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.                   __X__

          As of March 10, 1994, 4,227,970 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price in The Nasdaq National Market) of the Registrant held by nonaffiliates (including certain officers and non-officer directors) was approximately $62,903,069.

                     Documents Incorporated by Reference

The following documents are incorporated by reference into this Form 10-K:

Part I: Item 1 - Part of Annual Report of the Registrant for the year ended December 31, 1993
Part II: Items 5-8 - Part of Annual Report of the Registrant for the year ended December 31, 1993
Part III: Items 10-12 - Part of definitive Proxy Statement of the Registrant dated March 31, 1994 filed pursuant to Regulation 14A.

                                 PART I

Item  1.  Business

          Douglas  &  Lomason   Company   (the  "Company" or the
"Registrant") is a major supplier  of original equipment parts to the North
American automotive  industry.   Automotive products, which have accounted
for approximately 93% of the Company's total sales during each of the last three years, include fully trimmed seating, seating components and mechanisms, and decorative and functional body trim parts. These products are manufactured primarily for the three major U.S. automotive manufacturers and other original equipment suppliers.

          The Company also manufactures material handling systems and custom truck bodies and trailers. These products have accounted for approximately 7% of the Company's total sales during each of the last three years.

          The  Registrant   classifies   its   business  into  two
segments: automotive products and industrial and commercial products. Exclusive of automotive products, no segment accounts for 10 percent or more of consolidated revenues or profits. A summary of certain segment information appears in note (6) of notes to consolidated financial statements on page 24 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

AUTOMOTIVE PRODUCTS

Seating

          Seating systems and components account for the principal portion of the Company's automotive business. The Company is one of the three major independent manufacturers and assemblers of seating systems and components for the North American automotive industry. Seat assemblies produced by the Company satisfy the seat requirements of a full range of vehicles. The Company currently supplies complete seats to customer assembly plants on a "just-in-time" (JIT) "sequenced parts delivery" (SPD) basis for passenger cars, light and medium duty trucks, and vans.

          The Company's seat frame business has grown significantly over the 47 years it has been supplying seating systems and components to the North American automotive industry. The Company believes it is currently one of the largest independent manufacturers of seat frames in North America. The seat frames manufactured by the Company are incorporated by it into complete seats and sold to vehicle assembly plants and are also sold separately to other seat assemblers. The Company believes that it is recognized as one of the most vertically integrated independent seat manufacturers in North America. The Company is capable of producing seat frames, manual seat mechanisms, foam, covers, suspension systems, and plastic seat trim at its manufacturing facilities.

          The Company believes that opportunities for growth may emerge in foreign transplant operations in North America and from the expanding trend toward seat assembly outsourcing in Europe. The Company has established technical and business relationships with two Japanese partners to facilitate the exchange of technical information and to
establish business relationships  with foreign  automakers.    In  1988,
the  Company  formed  a

50/50 joint venture company with Namba  Press Works
Co., Ltd. of Japan.  This company,  named   Bloomington-Normal  Seating
Company,  is located in Normal, Illinois  and manufactures seating systems
for Diamond-Star Motors,   a subsidiary   of   Mitsubishi  Motors
Corporation. The Company also has a license agreement with Imasen Electric of Japan for the manufacture of manual seat adjuster mechanisms.

Body Trim Components

          The Company has been supplying decorative body trim components to the automotive industry since 1902. These products include
body  side, wheel   opening  and  structural  B-pillar moldings, head and
tail lamp bezels, bumpers, including those back filled with Azdel, and window and door sealing systems. The Company has the capability of processing large quantities of metal, plastic and composite material parts through injection molding, pressing, rolling, laminating and extruding systems and finishing parts through anodizing and painting.

          The Company produces a variety of injection molded and extruded plastic moldings including bi-laminate body side and deck lid moldings. These moldings can be finished in a variety of ways such as with a high gloss, in body colors including metallics, or with encapsulated colorful graphics.

Product Engineering

          The Company pursues new products and processes through a 120 person product engineering staff. This staff is customer-focused in that all new projects must be based on a customer's requirements. This facilitates the development of products in shorter lead time and matches products more closely to consumer requirements.

Sales and Customers

          Sales coverage by the Company of the North American automotive industry is maintained by an experienced direct sales staff consisting of 18 account managers, divided into separate and distinct
customer-focused groups.  The  sales  group  is supported   by   fully
developed   program management teams incorporating simultaneous engineering techniques.

          The percent of sales to total automotive sales of seating systems and body trim components to the three major automotive manufacturers during the past three years is as follows:

                                              1991      1992      1993
Chrysler Corporation........................   43%       50%       51%
Ford Motor Company..........................   28        25        25
General Motors Corporation..................   20        18        15

          Sales percentages include sales to other seat assemblers for ultimate sale to the above customers.

INDUSTRIAL AND COMMERCIAL PRODUCTS

          This segment of the Company's business accounted for approximately 7% of total Company sales in each of the three years ended December 31, 1993.

          Industrial and commercial products include:

          Material Handling Equipment. The Company designs and manufactures material handling equipment such as conveyors, bagging and packaging machines, pulleys and rollers. The Company also produces related equipment such as elevators, bag flatteners, automatic
palletizers  and   bag placers.  These products are sold to the
agriculture, mining and transportation industries.

          Custom Truck Bodies and Trailers. The Company serves the food and beverage industry through the design and manufacture of delivery truck bodies and trailers for soft drinks, beer, bottled water, bakery products,
milk  and ice cream, meats, frozen foods and other products.    These
units include side-loading aluminum bodies and trailers, and steel, aluminum or reinforced fiberglass refrigerated truck bodies and trailers.

Competition

          The Company is one of the three major independent seat suppliers to the North American automotive industry. The Company's primary independent competitors are Johnson Controls Inc.'s Automotive Products Group and Lear Seating Inc. The Company also competes with captive seating suppliers, namely: Inland Fisher-Guide Division of General Motors Corporation and the Plastic Trim Products Division of Ford Motor Company.

          The  Company's  body  trim   business  competes  with  a
significant number of major competitors. There are 10 to 12 with a full range of material, process and product capabilities similar to the Company's and several competitors with specialized niche products.

GENERAL

          Raw materials purchased by the Registrant consisting of carbon steel, aluminum, stainless steel, plastics, and fabric are generally
available from numerous   independent   sources.  Management believes that
the trend in its material costs is upward.

          While the Registrant owns several patents and patent rights, patent protection is not materially significant to its business.

          To the best of the Registrant's knowledge, its permits are in compliance with all federal, state and local environmental protection provisions.

          The number of persons employed by the Registrant at December 31, 1993 was 5,697.

          The Registrant does not consider its business seasonal except to the extent that automotive changeovers to new models affect business conditions.

Item  2.  Properties

          The corporate offices of the Company and the product engineering staff are located in Farmington Hills, Michigan in two buildings containing approximately 81,000 square feet. Information as to the Company's 20 principal facilities in operation as of December 31, 1993 is set forth below:

                                              Approximate    Year   Owned or
            Location                          Square Feet  Acquired  Leased
AUTOMOTIVE

  Seating

Columbus, Nebraska............................  273,400     1965     Owned
Milan, Tennessee..............................  202,300     1976     Owned
Red Oak, Iowa.................................  193,500     1967     Owned
Marianna, Arkansas............................  188,200     1960     Owned
Havre de Grace, Maryland.(1)..................  163,500     1986     Owned
Ciudad Acuna, Mexico..........................  134,100     1987     Owned
Excelsior Springs, Missouri.(2)...............   87,500     1993     Leased
Troy, Missouri.(1)............................   30,000     1990     Leased
Orangeville, Ontario, Canada.(3)..............   28,300     1992     Leased
Del Rio, Texas.(3)............................   25,000     1987     Leased
Saltillo, Mexico                                 44,000     1993     Owned

  Body Trim Components

Cleveland, Mississippi..(1)...................  300,000     1964     Owned
Carrollton, Georgia...........................  240,700     1955     Owned
                                                 48,900     1979     Owned
LaGrange, Georgia.............................   85,900     1988     Leased
Phenix City, Alabama..(1).....................   82,000     1970     Owned

INDUSTRIAL AND COMMERCIAL

  Material Handling Equipment

Humboldt, Iowa................................   96,300     1968     Owned
Dakota City, Iowa.............................   50,500     1978     Owned
Fairfield, CA.(3).............................    4,900     1993     Leased

  Custom Truck Bodies and Trailers

Columbus, Georgia............................   133,000     1962     Owned
Amory, Mississippi............................   67,000     1982     Owned
Kansas City, Missouri.........................   10,400     1983     Leased

- ----------------
(1) The Company has announced that it will close this facility during 1994.

(2)  This facility will commence operations in 1994.

(3)  A distribution facility.

          The Company believes that substantially all of its property and equipment is in good condition and adequate for its present requirements.

Item  3.  Legal Proceedings

          There are no material legal proceedings pending against the Registrant or its subsidiaries.

Item  4.  Submission of Matters to a Vote of Security Holders

          Not applicable

Executive Officers of the Registrant

          The names and ages of all executive officers of the Registrant are as follows:

                                                      Has  Served
                                                      in Position
      Name                    Position                   Since       Age
Harry A. Lomason II      Chairman of the Board           1992
                         President                       1976
                         Chief Executive Officer         1982        59

James B. Nicholson       Vice Chairman of the
                         Board                           1990        50

James J. Hoey            Senior Vice President           1992
                         Chief Financial Officer         1985        57

Robert T. Hill           Senior Vice President-
                         Sales, Marketing,
                         Engineering and Strategic
                         Planning                        1992        52

Ollie V. Cheatham        Vice President-Human
                         Resources                       1984        49

A. Warren                Vice President-Safety,
Daubenspeck III          Environmental and
                         Loss Control                    1988        42

Scott E. Paradise        Vice President-Automotive
                         Sales                           1993        39

Joe Kamil                Vice President-Research &
                         Development and Engineering
                         Services                        1991        40

Robert D. Stachura       Vice President and
                         Executive Manager-
                         Manufacturing                   1990        51

H. James Kouris          Vice President-Purchasing       1976        63

Roger H. Morelli         Vice President-Materials &
                         Quality Assurance and
                         Executive Manager-Decorative
                         Plants                          1987        49

Dan D. Smith             Vice President-
                         Manufacturing Analysis          1989        45

Gary  A. Pniewski        Vice President and Product
                         Team Manager-Seating            1994        49

Verne C. Hampton II      Secretary                       1977        59

Melynn M. Zylka          Treasurer                       1990        33

          Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

          All of the executive officers of the Registrant named above have held various executive positions with the Registrant for more than five years except: Mr. Nicholson who has been President and Chief Executive Officer of PVS Chemicals, Inc. and a Director of the Company for more than five years; Mr. Hampton who has been a partner with the law firm of Dickinson, Wright, Moon, Van Dusen and Freeman for more than five years; Mr. Hill who joined the Company in October 1992 after serving in various positions with General Motors Corporation for more than five years, the most recent of which was Director for the Quality Network of the Delco Chassis Division; and Mr. Pniewski who joined the Company in January 1994 after serving in various positions with Ford Motor Company for more than twenty years, the most recent of which was Vehicle Seat Systems Engineering Manager in the Plastics and Trim Products Division.

     There is no family relationship between any of the foregoing persons.

                                    PART II

Item  5.  Market for the Registrant's Common Equity and Related Shareholder
          Matters

          The information set forth under the caption "Shareholder Information" on page 29 the 1993 Annual Report of the Registrant is incorporated by reference herein. As of December 31, 1993 there were 806 holders of record of the Registrant's Common Stock.


Item  6.  Selected Financial Data

          The information set forth under the caption "Selected Financial and Other Data" on page 17 the 1993 Annual Report of the Registrant is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1993 Annual Report of the Registrant is incorporated by reference herein.


Item  8.  Financial Statements and Supplementary Data

          The information set forth on pages 18 through 27 of the 1993 Annual Report of the Registrant is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information set forth under the caption "Information About Directors and Nominees for Directors" on pages 3 and 4 of the definitive Proxy Statement of the Registrant dated March 31, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein for information as to directors of the Registrant.

Reference  is  made  to  Part   I  of  this  Report  for information as to
executive officers of the Registrant.


Item 11.  Executive Compensation

          The information set forth under the caption "Executive Compensation" on pages 6, 7 and 8 of the definitive Proxy Statement of the Registrant dated March 31, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information set forth under the caption "Security Ownership" on pages 1 and 2 of the definitive Proxy Statement of the Registrant dated March 31, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions

          The information set forth in footnotes (2) and (3) under the caption "Executive Compensation" and in the last paragraph under the caption "Retirement Plan" on pages 6 and 7 of the definitive Proxy Statement of the Registrant dated March 31, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

     1.   Financial Statements

                The following consolidated financial statements of Douglas & Lomason Company and subsidiaries included in the Douglas & Lomason Company 1993 Annual Report to its Shareholders for the year ended December 31, 1993 are incorporated herein by reference:

                Consolidated Balance Sheets at December 31, 1993 and 1992.

                Consolidated Statements of  Earnings  for each of
                the  years  in   the   three  year  period  ended
                December 31, 1993.

                Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1993.

                Consolidated Statements of Cash Flows for each of
                the  years  in   the   three  year  period  ended
                December 31, 1993.

                Notes to Consolidated Financial Statements.

                The consolidated financial information for the years ended December 31, 1993, 1992, and 1991 set forth under "Index to Consolidated Financial
                Statements and Schedules."

                                    EXHIBITS

                (The Exhibit marked with one asterisk below was filed as an Exhibit to the Form 10-K Report of
                the  Registrant   for   the   fiscal  year  ended
                December 31, 1983; the Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1988; the Exhibit marked with three asterisks below was filed as an
                Exhibit  to   the   Form   10-K   Report  of  the
                Registrant for the fiscal year ended December 31, 1989; the Exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1991; and the Exhibit marked
                with  five   asterisks  below  was  filed  as  an
                Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1992, and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Form 10-K or 10-Q Reports).

                (3)(a)            Restated Articles of
                                  Incorporation of Registrant.

                (3)(b)            By-Laws of the Registrant.

                (4)(a)**          Term Loan Agreement dated as of
                                  May 20, 1988 between Registrant
                                  and the Banks  named in Section
                                  2.1 thereof [1].

                (4)(a)(1)****     Amendments    to    Term   Loan
                                  Agreement dated  as  of May 20,
                                  1988. [(4)(a)(1)]

                (4)(b)**** Term Loan Agreement dated as of December 19, 1991 between Registrant and NBD Bank, N.A. and Manufacturers Bank, N.A., as amended. [(4)(b)]

                (10)(a)*          1982  Incentive   Stock  Option
                                  Plan of the Registrant [10](1)

                (10)(b)***        1990  Stock  Option Plan of the
                                  Registrant [(10)(b)](1)

                (10)(c)**** Joint Venture Agreement dated as of July 25, 1986 between Registrant and Namba Press Works Co., Ltd. [(10)(c)]

                (13)              Portions  of 1993 Annual Report
                                  of Registrant.

                (22)*****         Subsidiaries of the Registrant.
                                  [(22)]

                (24)              Consent of KPMG Peat Marwick.

                (b)               Reports on Form 8-K.

                                  The  Registrant  has  not filed
                                  any reports on  Form 8-K during
                                  the last quarter  of the period
                                  covered by this report.

     (1) This document is a management contract or compensatory plan.

                                SIGNATURES

          Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1994.

                              DOUGLAS & LOMASON COMPANY

                              By: /s/H. A. Lomason II
                                     -------------------------------
                                     H. A. Lomason II
                                     Chairman of the Board,
                                     President and Chief Executive
                                     Officer
                                     (Principal Executive Officer)

                              By: /s/James J. Hoey
                                     -------------------------------
                                     James J. Hoey
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                              By: /s/Melynn M. Zylka
                                     -------------------------------
                                     Melynn M. Zylka
                                     Treasurer
                                     (Principal Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1994.

       Signature                              Title
       ---------                              -----

/s/James E. George                           Director
   ----------------------
   James E. George

/s/H. A. Lomason II                          Director
   ----------------------
   H. A. Lomason II

/s/Dale A. Johnson                           Director
   ----------------------
   Dale A. Johnson

/s/Charles R. Moon                           Director
   ----------------------
   Charles R. Moon

/s/James B. Nicholson                        Director
   ----------------------
   James B. Nicholson

                                             Director
   ----------------------
   Richard N. Vandekieft

/s/Gary T. Walther                           Director
   ----------------------
   Gary T. Walther

                DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The consolidated balance sheets of the Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, together with the related notes and the report of KPMG Peat Marwick, independent Certified Public Accountants, all contained in the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

The following additional financial data should be read in conjunction with the financial statements in the 1993 Annual Report to Shareholders. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. Financial statements and related schedules of the Registrant have been omitted because the Registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are totally held.

                                   Index

                                                               Page
                                                               ----
     Independent Auditors' Report                               F-2

     Schedule V - Property, Plant, and Equipment                F-3

     Schedule VI - Accumulated Depreciation of
        Property, Plant, and Equipment                          F-4

     Schedule VIII - Valuation and Qualifying Accounts          F-5

     Schedule IX - Short-Term Borrowings                        F-6

     Schedule X - Supplementary Income Statement Information    F-7

                       Independent Auditors' Report


The Board of Directors and Shareholders
Douglas & Lomason Company:

Under date of January 31, 1994, we reported on the consolidated balance sheets of Douglas & Lomason Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


/s/ KPMG Peat Marwick


Detroit, Michigan
January 31, 1994

                                                                 Schedule V

                DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                      Property, Plant, and Equipment
               Years ended December 31, 1991, 1992, and 1993
                    (Expressed in thousands of dollars)

                                            Year Ended December 31, 1991
                            -----------------------------------------------------------
                             Balance at                                     Balance at
                            December 31,  Additions                        December 31,
                                1990       at Cost    Retirements  Other       1991
                               ------      -------    -----------  -----      ------
Land and land improvements      2,673          51         -          -         2,724
Buildings                      21,942       1,109           6        -        23,045
Leasehold improvements            766           2          14        -           754
Machinery and equipment        74,038       3,596         584        -        77,050
Transportation equipment        2,449         146          33        -         2,562
Furniture and fixtures         12,858       1,194         962        -        13,090

                              114,726       6,098       1,599        -       119,225

                                          Year Ended December 31, 1992
                            -----------------------------------------------------------
                             Balance at                                     Balance at
                            December 31,  Additions                        December 31,
                                1991       at Cost    Retirements  Other       1992
                               ------      -------    -----------  -----      ------
Land and land improvements      2,724         552           1        -         3,275
Buildings                      23,045       1,955         282        -        24,718
Leasehold improvements            754          27          -         -           781
Machinery and equipment        77,050      10,600         196        -        87,454
Transportation equipment        2,562         354         186        -         2,730
Furniture and fixtures         13,090       3,256           8        -        16,338

                              119,225      16,744         673        -       135,296

                                          Year Ended December 31, 1993
                            -----------------------------------------------------------
                             Balance at                                        Balance at
                            December 31,  Additions                           December 31,
                                1992       at Cost    Retirements  Other (1)      1993
                               ------      -------    -----------  ---------     ------
Land and land improvements      3,275         141           22         -          3,394
Buildings                      24,718       3,793           -         (400)      28,111
Leasehold improvements            781         321           -          -          1,102
Machinery and equipment        87,454      12,426        1,147     (10,800)      87,933
Transportation equipment        2,730         353          226         -          2,857
Furniture and fixtures         16,338       3,426          410         -         19,354

                              135,296      20,460        1,805     (11,200)     142,751

(1) Reduction relating to provision for plant closings to adjust to estimated net realizable value.

                                                                  Schedule VI

                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
          Accumulated Depreciation of Property, Plant, and Equipment
                 Years ended December 31, 1991, 1992, and 1993
                      (Expressed in thousands of dollars)

                                             Year Ended December 31, 1991
                             ----------------------------------------------------------
                                           Additions
                                            Charged
                              Balance at    to Costs                        Balance at
                             December 31,     and                          December 31,
                                 1990       Expenses  Retirements  Other       1991
                                ------      --------  -----------  -----      ------
Land and land improvements         651          102        -         -           753
Buildings                        7,685          891          7       -         8,569
Leasehold improvements             408           92         14       -           486
Machinery and equipment         32,294        7,671        495       -        39,470
Transportation equipment         1,855          336         23       -         2,168
Furniture and fixtures           7,107        1,519        916       -         7,710

                                50,000       10,611      1,455       -        59,156

                                             Year Ended December 31, 1992
                             ----------------------------------------------------------
                                           Additions
                                            Charged
                              Balance at    to Costs                        Balance at
                             December 31,     and                          December 31,
                                 1991       Expenses  Retirements  Other       1992
                                ------      --------  -----------  -----      ------
Land and land improvements         753           91         -        -           844
Buildings                        8,569          927          1       -         9,495
Leasehold improvements             486        7,299         -        -         7,785
Machinery and equipment         39,470          260        135       -        39,595
Transportation equipment         2,168        1,851        170       -         3,849
Furniture and fixtures           7,170            4          8       -         7,706

                                59,156       10,432        314       -        69,274

                                             Year Ended December 31, 1993
                             ----------------------------------------------------------
                                           Additions
                                            Charged
                              Balance at    to Costs                           Balance at
                             December 31,     and                             December 31,
                                 1992       Expenses  Retirements  Other (2)      1993
                                ------      --------  -----------  ---------     ------
Land and land improvements         844           93          7         -            930
Buildings                        9,495        1,130         76         -         10,549
Leasehold improvements           7,785           18          -         -          7,803
Machinery and equipment         39,595        8,150      1,055      (6,178)      40,512
Transportation equipment         3,849          324        200         -          3,973
Furniture and fixtures           7,706        2,287        119         -          9,874

                                69,274       12,002      1,457      (6,178)      73,641

(2) Reduction relating to provision for plant closings to adjust to estimated net realizable value.

                                                                Schedule VIII

                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1992, 1991, and 1990
                      (Expressed in thousands of dollars)

                         Balance at     Charged to                 Balance at
                        December 31,     Costs and                December 31,
                            1990         Expenses   Deductions        1991
                           ------        --------   ----------       ------
None                         -               -          -               -

                         Balance at     Charged to                 Balance at
                        December 31,     Costs and                December 31,
                            1991         Expenses   Deductions        1992
                           ------        --------   ----------       ------
None                         -               -          -               -

                         Balance at     Charged to                 Balance at
                        December 31,     Costs and                December 31,
                            1992         Expenses   Deductions        1993
                           ------        --------   ----------       ------
Other accrued plant
 closing liabilities         -             9,078        -             9,078

                                                                  Schedule IX

                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                             Short-Term Borrowings
                 Years ended December 31, 1992, 1991, and 1990
          (Expressed in thousands of dollars, except for percentages)

                                                                                    Weighted
                                                        Maximum       Average       Average
                                                        Amount        Amount        Interest
                       Balance at        Weighted     Outstanding   Outstanding       Rate
                      December 31,        Average     During the     During the    During the
                          1991         Interest Rate    Period         Period        Period
                         ------        -------------    ------         ------        ------
  Payable to banks          -                -             -              -             -

                                                                                    Weighted
                                                        Maximum       Average       Average
                                                        Amount        Amount        Interest
                       Balance at        Weighted     Outstanding   Outstanding       Rate
                      December 31,        Average     During the     During the    During the
                          1992         Interest Rate    Period         Period        Period
                         ------        -------------    ------         ------        ------
  Payable to banks          -                -             -              -             -

                                                                                    Weighted
                                                        Maximum       Average       Average
                                                        Amount        Amount        Interest
                       Balance at        Weighted     Outstanding   Outstanding       Rate
                      December 31,        Average     During the     During the    During the
                          1993         Interest Rate    Period         Period        Period
                         ------        -------------    ------         ------        ------
  Payable to banks        7,000             3.95%       13,000          3,890         3.86%

                                                                   Schedule X

                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                  Supplementary Income Statement Information
                 Years ended December 31, 1993, 1992, and 1991
                      (Expressed in thousands of dollars)

                                       1993      1992      1991
                                      ------    ------    ------
  Maintenance and repairs              9,979     9,261     7,359


  Other disclosures under Rule 12-11 are omitted because the individual amounts do not exceed 1 percent of total consolidated net sales.