Form 10-Q
period 1994-03-31
DOUGLAS & LOMASON CO
filed 1994-05-13
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended March 31, 1994


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                  to


Commission file number 0-627


                      Douglas & Lomason Company
        (exact name of registrant as specified in its charter)


           Michigan                                   38-0495110
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


           24600 Hallwood Court, Farmington Hills, Michigan 48335-1671
                   (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:    (810) 478-7800



Former name, former address and former fiscal year, if changed since last year: Same


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



YES  X   NO



          CLASS                        OUTSTANDING AT MAY 12, 1994
Common stock, $2 par value                       4,227,970

                          DOUGLAS & LOMASON COMPANY

                    Consolidated Condensed Balance Sheets

                                                March 31     December 31
                                                  1994           1993
      ASSETS

Current assets:

   Notes and accounts receivable              $ 72,928,269   $ 70,458,109
   Inventories
      Raw materials                              9,229,209      7,796,730
      Work in process and finished goods         8,523,811      6,638,703
                                                17,753,020     14,435,433

   Cash and other current assets                11,649,157      9,330,661
                                               102,330,446     94,224,203

Property, plant and equipment, net              70,069,896     69,109,773

Other non-current assets                        10,392,954     10,949,345

         Total assets                         $182,793,296   $174,283,321

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term debt                            $  6,000,000   $  7,000,000
   Current maturities of long-term debt          5,829,315      5,829,315
   Accounts payable and accrued expenses        50,361,156     44,390,029
   Taxes on income                               2,736,736        800,149

         Total current liabilities              64,927,207     58,019,493

Postretirement benefits other than
   pensions                                      6,765,105      6,521,094

Other liabilities                               10,450,072     10,242,484

Long-term debt, less current maturities         20,077,929     21,825,630

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and
      outstanding 4,227,970 shares in
      1994 and 4,197,570 in 1993                 8,455,940      8,454,440
Other capital                                   27,991,101     27,986,476
Retained earnings                               44,125,942     41,233,704

         Total shareholders' equity             80,572,983     77,674,620
         Total liabilities and
            shareholders' equity              $182,793,296   $174,283,321

                           DOUGLAS & LOMASON COMPANY

                 Consolidated Condensed Statements of Income

                                                     Three Months Ended
                                                          March 31

                                                    1994           1993
Net sales                                       $123,465,958   $115,403,041

Cost of sales                                    112,310,166    102,990,849

   Gross profit                                   11,155,792     12,412,192

Selling, general and administrative expense        5,441,947      5,058,969

   Operating income                                5,713,845      7,353,223

Other income (expenses):
   Interest expense                                 (616,409)      (710,464)
   Interest income and other                         202,599        149,480
                                                    (413,810)      (560,984)

Earnings before provision for income taxes         5,300,035      6,792,239

Income tax expenses                                1,985,000      2,430,000

Earnings before cumulative effect
   of change in accounting                         3,315,035      4,362,239

Cumulative effect of change in accounting
   for postretirement benefits, net of
   income taxes                                      ---          3,756,930

Net earnings                                    $  3,315,035   $    605,309

Earnings per share before cumulative
   effect of change in accounting               $        .78   $       1.04

Cumulative per share effect of
   change in accounting                              ---                .90

Net earnings  per share                         $        .78   $        .14

Weighted average number of shares                  4,227,745      4,195,770

                          DOUGLAS & LOMASON COMPANY

               Consolidated Condensed Statements of Cash Flows

                                                       Three Months Ended
                                                            March 31
                                                     1994          1993
Cash flows from operating activities:

   Net earnings                                   $ 3,315,035  $    605,309
   Depreciation                                     3,076,632     2,724,651
   Postretirement benefits other than pensions        ---         5,963,381
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable   (2,470,160)  (20,804,779)
      Decrease (increase) in inventories           (3,317,587)   (2,782,780)
      Decrease (increase) in other assets             636,946      (165,511)
      Increase (decrease) in accounts payable,
         and accrued expenses                       5,971,127    11,862,061
      Increase (decrease) in other liabilities      2,388,186       (99,322)

Net cash provided (used) by operating
   activities                                       9,600,179    (2,696,990)

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                              73,499        11,065
   Acquisition of property, plant and
      equipment                                    (4,110,254)   (4,206,677)

Net cash used by investing activities              (4,036,755)   (4,195,612)

Cash flows from financing activities:

   Repayment of long-term debt                     (1,747,701)   (1,347,701)
   Proceeds from short-term borrowings, net           ---         2,000,000
   Repayment of short-term debt                    (1,000,000)      ---
   Proceeds from exercised stock
      options, net                                      6,125        45,938
   Dividends paid                                    (422,797)     (419,607)

Net cash used by financing activities              (3,164,373)      278,630

Net increase (decrease) in cash                     2,399,051    (6,613,972)

Cash at beginning of year                           2,745,818     8,238,779

Cash at end of quarter                            $ 5,144,869  $  1,624,807

                         DOUGLAS & LOMASON COMPANY

             Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and 1993, and the results of operations for the three months then ended, and changes in financial position for the three months then ended, subject to year end audit adjustments.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
Funds provided from operations of $9.6 million were the principal source of cash in the first quarter of 1994. Capital expenditures of $4.1 million and financing activities, principally debt repayment, of $3.2 million resulted in a positive cash flow of $2.4 million. At March 31, 1994, the Company had available borrowings of $14.0 million from its lines of credit at two banks in addition to cash of $5.1 million.

Results of Operations

Net Sales
Net sales for the quarter ended March 31, 1994, were $123.5 million an increase of 7.0 % over the $115.4 million in the first quarter of 1993. Industry sales of automobiles, vans and light trucks were up significantly in the first quarter of 1994.

Cost of Sales
The cost of sales as a percentage of net sales increased 1.8% in the first quarter of 1994 compared to the same period of 1993. This decline in gross margin reflects continued pressure from customers for price reductions and concessions and higher raw material prices.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in the first quarter of 1994 only increased $383,000 on the higher sales level but remained at the percentage of sales as the first quarter 1993. Additional staffing in the Chantland Division contributed to this increase.

Depreciation Expense
Depreciation expense in the first quarter of 1994 of $3.1 million increased by $.4 million or 13% from the same period of 1993. This increase was a result of the capital expenditures of $20.5 million in 1993.

Interest Expense
Interest expense in the first quarter of 1994 decreased 13% or $94,000 from the same period of 1993, principally as a result of the lower debt level in 1994.

Net Earnings
Net earnings of $3.3 million or $.78 per share decreased $1.1 million or 24% from the $4.4 million or $1.04 per share in 1993 before the cumulative effect of the change in accounting in 1993, which amounted to $3.8 million or $.90 per share.

Financial Condition
The balance sheet remained strong at the end of the first quarter of 1994. The current ratio stood at 1.58-to-1, and long-term debt at the end of the first quarter of 1994 declined 17.3% to $20.1 million from $24.3 million at the end of the first quarter last year. Inventories declined 17.4% from $21.5 million to $17.8 million.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed by the Registrant during the first quarter of 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DOUGLAS & LOMASON COMPANY
                                                -------------------------
                                                       (Registrant)



Date:   May 12, 1994                            /s/ James J. Hoey
                                                ---------------------------
                                                James J. Hoey
                                                Senior Vice President &
                                                Chief Financial Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer)