Form 10-Q
period 1994-06-30
DOUGLAS & LOMASON CO
filed 1994-08-12
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                 FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarter ended June 30, 1994


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from __________ to __________


Commission file number 0-627


                         Douglas & Lomason Company
           (exact name of registrant as specified in its charter)


             Michigan                                 38-0495110
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


         24600 Hallwood Court, Farmington Hills, Michigan 48335-1671
             (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code:  (810) 478-7800


Former name, former address and former fiscal year, if changed since last year: Same


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES _X_   NO ___


       CLASS                              OUTSTANDING AT AUGUST 12, 1994
Common stock, $2 par value                       4,227,970 shares

                          DOUGLAS & LOMASON COMPANY

                    Consolidated Condensed Balance Sheets

                                                   June 30        December 31
                                                    1994             1993
      ASSETS
Current assets:

   Notes and accounts receivable                $ 76,929,905      $ 70,458,109
   Inventories
      Raw materials                               11,740,419         7,796,730
      Work in process and finished goods           9,341,389         6,638,703
                                                  21,081,808        14,435,433

   Cash and other current assets                   7,353,334         9,330,661
                                                 105,365,047        94,224,203

Property, plant and equipment, net                69,830,440        69,109,773

Other non-current assets                           9,767,525        10,949,345

         Total assets                           $184,963,012      $174,283,321
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                              $    ---          $  7,000,000
   Current maturities of long-term debt            5,882,387         5,829,315
   Accounts payable and accrued expenses          54,660,573        44,390,029
   Taxes on income                                 1,156,853           800,149

      Total current liabilities                   61,699,813        58,019,493

Long-term debt, less current maturities           23,170,843        21,825,630

Postretirement benefits other than
pensions                                           7,009,116         6,521,094

Other liabilities                                 10,421,987        10,242,484

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and
      outstanding 4,227,970 shares in
      1994 and 4,223,395 in 1993                   8,455,940         8,454,440

Other capital                                     27,991,101        27,986,476
Retained earnings                                 46,214,212        41,233,704

         Total shareholders' equity               82,661,253        77,674,620

         Total liabilities and
         shareholders' equity                   $184,963,012      $174,283,321

                                   DOUGLAS & LOMASON COMPANY

                          Consolidated Condensed Statements of Income

                                          Three Months Ended                Six Months Ended
                                                June 30                         June 30

                                         1994            1993              1994            1993
Net sales                            $123,253,404    $103,858,609      $246,719,362    $219,261,650

Cost of sales                         113,582,619      95,563,385       225,892,785     198,554,234

   Gross profit                         9,670,785       8,295,224        20,826,577      20,707,416

Selling, general and
   administrative expense               5,434,963       4,824,495        10,876,910       9,883,464

   Operating income                     4,235,822       3,470,729         9,949,667      10,823,952

Other income (expenses):
   Interest expense, net                 (591,478)       (651,214)       (1,207,887)     (1,361,678)
   Interest income
      and other                           256,725          35,316           459,324         184,796
                                         (334,753)       (615,898)         (748,563)     (1,176,882)

Earnings before provision
   for income taxes                     3,901,069       2,854,831         9,201,104       9,647,070

Income tax expenses                     1,390,000       1,005,000         3,375,000       3,435,000

Earnings before cumulative
   effect of change in
   accounting                           2,511,069       1,849,831         5,826,104       6,212,070

Cumulative effect of change
   in accounting for post-
   retirement benefits,
   net of income taxes                    ---             ---               ---           3,756,930

Net earnings                         $  2,511,069    $  1,849,831      $  5,826,104    $  2,455,140

Earnings per share before
   cumulative effect of
   change in accounting              $        .60    $        .44      $       1.38    $       1.48

Cumulative per share
   effect of change in
   accounting                             ---             ---               ---                 .90

Net earnings per share               $        .60    $        .44      $       1.38    $        .58

Weighted average number
   of shares                            4,227,970       4,207,281         4,227,858       4,201,557

                                DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Statements of Cash Flows

                                                               Six Months Ended
                                                                   June 30

                                                           1994                1993
Cash flows from operating activities:

   Net earnings                                        $  5,826,104        $  2,455,140
   Depreciation                                           6,274,800           5,652,714
   Postretirement benefits other than
      pensions                                              ---               5,963,381
   Changes in operating assets and liabilities:
      Increase in accounts receivable                    (6,471,796)         (4,352,968)
      Increase in inventories                            (6,646,375)         (2,988,084)
      Decrease in prepaid expenses and other assets       1,294,844             310,749
      Increase in accounts payable,
         and accrued expenses                            10,270,544           4,698,610
      Increase (decrease) in other liabilities            1,077,299          (1,720,773)

Net cash provided by operating activities                11,625,420          10,018,769

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                   187,240              15,526
   Acquisition of property, plant and
      equipment                                          (7,182,707)        (10,942,778)

Net cash used by investing activities                    (6,995,467)        (10,927,252)

Cash flows from financing activities:

   Proceeds from long-term debt                           4,500,000             ---
   Repayment of long-term debt                           (3,154,787)         (2,701,715)
   Repayment of short-term debt                          (7,000,000)            ---
   Proceeds from exercised stock
      options, net                                            6,125             586,475
   Dividends paid                                          (845,594)           (841,666)

Net cash used by financing activities                    (6,494,256)         (2,956,906)

Net decrease in cash                                     (1,864,303)         (3,865,389)

Cash at beginning of year                                 2,745,818           8,238,779

Cash at end of quarter                                 $    881,515        $  4,373,390

                          DOUGLAS & LOMASON COMPANY

              Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and 1993, and the results of operations for the six months then ended, and changes in financial position for the six months then ended, subject to year end audit adjustments.

              Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations


Liquidity and Capital Resources

Funds provided from operations of $11.6 million were the principal source of cash in the first six months of 1994. Capital expenditures of $7.0 million and financing activities of $6.5 million, principally debt repayment net of borrowings and dividends resulted in a negative cash flow of $1.9 million.

In June, 1994, the Company entered into an amended and restated unsecured revolving credit agreement with two banks which matures in June, 1997. Borrowings outstanding under this facility totaled $4.5 million at June 30, 1994. The amended agreement increased the credit facility from $20.0 million to $35.0 million.


Results of Operations

Net Sales

Net sales for the quarter ended June 30, 1994, were $123.3 million, up 18.7% from $103.9 million in the same period of 1993. For the six months ended June 30, 1994, sales of $246.7 million, up 12.5% from the $219.3 million for the same period of 1993. Industry sales of automobiles, vans and light trucks continued to have a strong consumer demand during the entire first six months of 1994.

Cost of Sales

Cost of sales as a percentage of net sales increased only slightly in the second quarter of 1994 compared to the same period of 1993. For the first six month period of 1994, the cost of sales increased 1.0% as a percentage of net sales. These unfavorable trends in 1994 are a direct result of customer demands for price concessions, increased material costs from suppliers and start-up costs of new operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1994 increased $1.0 million or 10.1% as compared to the same period of 1993. Incentive compensation, additional staffing and maintenance in Information Services and travel expenses are the principal components of this increase.

Depreciation Expense

Depreciation expense for the quarter ended June 30, 1994, was $3.2 million up 9.2% from $2.9 million in the second quarter of 1993. Depreciation expense in the first six months of 1994 of $6.3 million increased $.6 million or 11.0% from the $5.7 million in the same period of 1993. These increases were the result of capital expenditures of $20.5 million in 1993.

Interest Expense

Interest expense for the quarter ended June 30, 1994, was $591,000 down 9.2% from the same period of 1993. Interest expense in the first six months of 1994 decreased $154,000 or 11.3% from the same period of 1993, principally as a result of the lower debt level in 1994.

Net Earnings

Net earnings of $2.5 million or $.60 per share in the second quarter of 1994 increased 35.7% from the $1.8 million or $.44 per share in the comparable period of 1993. Net earnings of $5.8 million or $1.38 per share in the first six months of 1994 compare to $2.5 million or $.58 per share in the same period of 1993. Results of the first half of 1993 included $3.8 million or $.90 per share related to a change in accounting for postretirement benefits. Net earnings improvement is principally attributable to higher sales level.


Financial Condition

The balance sheet at June 30, 1994, remains strong. The current ratio stood at 1.7 to 1 and funded debt to capitalization ratio was a very strong .23 to 1.

                         PART II - OTHER INFORMATION



Item 4.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              4. Amended and Restated Credit Agreement dated as of June 24, 1994 between Douglas & Lomason Company and two banks.

         (b)  Reports on Form 8-K


        There were no reports on Form 8-K filed by the Registrant during the second quarter of 1994.

















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

                                                    DOUGLAS & LOMASON COMPANY
                                                    -------------------------
                                                           (Registrant)


Date:      August 12, 1994                          /s/ James J. Hoey
                                                    -------------------------
                                                    James J. Hoey
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    Officer)