Form 10-Q
period 1994-09-30
DOUGLAS & LOMASON CO
filed 1994-11-14
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                 FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the quarter ended September 30, 1994


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


    For the transition period from ________________ to ________________


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


YES _X_  NO___


         CLASS                        OUTSTANDING AT NOVEMBER 14, 1994
Common stock, $2 par value                       4,228,720

                          DOUGLAS & LOMASON COMPANY

                         Consolidated Balance Sheets

                                                September 30     December 31
                                                    1994             1993

      ASSETS
Current assets:

   Notes and accounts receivable                $102,703,475      $ 70,458,109
   Inventories
      Raw materials                               14,538,903         7,796,730
      Work in process and finished goods          10,665,344         6,638,703
                                                  25,204,247        14,435,433

   Cash and other current assets                   7,417,249         9,330,661
                                                 135,324,971        94,224,203

Property, plant and equipment, net                70,967,702        69,109,773

Other non-current assets                          11,318,698        10,949,345

         Total assets                           $217,611,371      $174,283,321
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term loans                             $    ---          $  7,000,000
   Current maturities of long-term debt            5,938,130         5,829,315
   Accounts payable and accrued expenses          76,219,261        44,390,029
   Taxes on income                                 1,322,782           800,149

      Total current liabilities                   83,480,173        58,019,493

Long-term debt, less current maturities           34,254,615        21,825,630

Postretirement benefits other than pensions        7,253,127         6,521,094

Other liabilities                                 10,142,871        10,242,484

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and outstanding
      4,228,720 shares in 1994 and 4,227,220
      shares in 1993                               8,457,440         8,454,440

Other capital                                     27,997,976        27,986,476
Retained earnings                                 46,025,169        41,233,704

         Total shareholders' equity               82,480,585        77,674,620
         Total liabilities and
         shareholders' equity                   $217,611,371      $174,283,321


                                 DOUGLAS & LOMASON COMPANY
                        Consolidated Condensed Statements of Income

                                   Three Months Ended                Nine Months Ended
                                      September 30                     September 30

                                 1994            1993              1994            1993
Net sales                    $137,679,747    $ 92,994,847      $384,399,109    $312,256,497

Cost of sales                 132,025,549      90,627,440       357,918,334     289,181,674

Gross profit                    5,654,198       2,367,407        26,480,775      23,074,823

Selling, general and
   administrative expense       4,855,197       4,795,257        15,732,107      14,678,721

   Operating income (loss)        799,001      (2,427,850)       10,748,668       8,396,102

Other income (expenses):
   Interest expense, net         (669,656)       (646,549)       (1,877,543)     (2,008,227)
   Interest income
      and other                   319,407          35,910           778,731         220,706
                                 (350,249)       (610,639)       (1,098,812)     (1,787,521)

Earnings (loss) before
   provisions for
   income taxes                   448,752      (3,038,489)        9,649,856       6,608,581

Income tax expenses
   (benefit)                      215,000      (1,275,000)        3,590,000       2,160,000

Earnings (loss) before
   cumulative effect of
   change in accounting           233,752      (1,763,489)        6,059,856       4,448,581

Cumulative effect of
   change in accounting
   for postretirement
   benefits, net of
   income taxes                   ---             ---               ---           3,756,930

Net earnings (loss)          $    233,752    $ (1,763,489)     $  6,059,856    $    691,651

Earnings (loss) per
   share before
   cumulative effect
   of change in
   accounting                $        .05    $       (.42)     $       1.43    $       1.06

Cumulative per share
   effect of change in
   accounting                     ---             ---               ---                 .90

Net earnings (loss)
   per share                 $        .05    $       (.42)     $       1.43    $        .16

Weighted average number
   of shares                    4,228,035       4,226,737         4,227,918       4,210,043


                                DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Statements of Cash Flows


                                                              Nine Months Ended
                                                                September 30

                                                         1994                1993
Cash flows from operating activities:

   Net earnings                                      $  6,059,856        $    691,651
   Depreciation                                         9,764,036           8,668,459
   Postretirement benefits other than pensions            ---               5,963,381
   Changes in operating assets and liabilities:
      Increase in accounts receivable                 (32,245,366)        (11,979,321)
      Increase in inventories                         (10,768,814)         (4,446,331)
      Increase in prepaid expenses
         and other assets                                (499,177)         (6,098,732)
      Increase in accounts payable,
         and accrued expenses                          31,938,047          17,443,848
      Increase (decrease) in other liabilities          1,155,053          (1,661,360)

Net cash provided by operating activities               5,403,635           8,581,595

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                 211,100            (230,106)
   Acquisitions of property, plant and
      equipment                                       (11,833,065)        (15,559,230)

Net cash used by investing activities                 (11,621,965)        (15,789,336)

Cash flows from financing activities:

   Proceeds from long-term debt                        17,000,000           1,600,000
   Repayment of long-term debt                         (4,571,015)         (4,062,199)
   Proceeds from (repayment of) short-term debt        (7,000,000)          8,000,000
   Proceeds from exercised stock options, net              14,500             654,013
   Dividends paid                                      (1,268,391)         (1,264,388)

Net cash provided by financing activities               4,175,094           4,927,426

Net decrease in cash                                   (2,043,236)         (2,280,315)

Cash at beginning of year                               2,745,818           8,238,779

Cash at end of quarter                               $    702,582        $  5,958,464

                          DOUGLAS & LOMASON COMPANY

              Notes to Consolidated Condensed Financial Statements



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and 1993, and the results of operations for the nine months then ended, and changes in financial position for the nine months then ended, subject to year end audit adjustments.

               Management's Discussion and Analysis of
           Financial Condition and Results of Operations



Liquidity and Capital Resources

Funds provided from operations of $5.4 million and net proceeds from net borrowings of $5.4 million were the principal sources of cash in the first nine months of 1994. Capital expenditures of $11.6 million and dividends of $1.2 million resulted in a negative cash flow of $2.0 million in the first nine months of 1994. In June 1994, the Company entered into an Amended and Restated Unsecured Revolving Credit Agreement with two banks which matures in June 1997. Borrowings under this facility totaled $17.0 million at September 30, 1994. The amended agreement increased the credit facility from $20.0 million to $35.0 million.


Results of Operations

Net Sales

Net sales for the quarter ended September 30, 1994, were $137.7 million, the highest third quarter in the Company's history and an increase of 48.1% from the sales of $93.0 million in the third quarter of 1993. The increase was due principally to the commencement of full production of fully trimmed seats for the newly introduced Ford Contour and Mercury Mystique models at the Company's new Excelsior Springs, Missouri plant and the increased production of fully trimmed seats for the Ford Aerostar Minivan at the Troy, Missouri plant. For the nine months ended September 30, 1994, sales were $384.4 million, up 23.1% from the $312.3 million in the same period of 1993. Industry sales of automobiles, vans and light trucks continued to have a strong consumer demand during the entire first nine months of 1994.

Cost of Sales

Cost of sales as a percentage of net sales decreased 1.5% in the third quarter of 1994 compared to the same period of 1993. This third quarter decrease in 1994 is attributable to the significantly higher sales volume and the plant closing adjustment recorded in December 1993 compared to the same period of 1993. For the nine month period of 1994, the cost of sales increased .5% as a percentage of sales over the same period of 1993. This increase and reduction of gross margin is a result of continuing pressure for customer price concessions combined with higher material prices, particularly in metals, chemicals and plastics.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 1994 increased only $60,000 over the same period of 1993, but decreased to 3.5% of sales compared to 5.2% of sales in the third quarter of 1993. For the nine month period, these expenses increased $1.1 million or 7.2% as compared to the same period of 1993. Incentive compensation, additional staffing and travel expenses are the principal components of this increase.

Depreciation Expense

Depreciation expense for the quarter ended September 30, 1994, was $3.5 million, up 16% from the $3.0 million in the third quarter of 1993. Depreciation expense for the first nine months of 1994 of $9.8 million increased $1.1 million or 12.6% from the $8.7 million in the same period of 1993. These increases were the result of capital expenditures of $20.5 million in 1993 and $11.6 million for the first nine months of 1994.

Interest Expense

Interest expense for the quarter ended September 30, 1994, was $670,000 compared to $647,000 in the third quarter of 1993. Interest expense for the first nine months of 1994 of $1.9 million decreased $131,000 or 6.5% from the same period of 1993, principally as a result of the lower debt level in the earlier part of 1994.

Net Earnings (Loss)

Net earnings of $233,800 or $.05 per share in the third quarter of 1994 compare favorably with the net loss of $1.8 million or $.42 per share in the same period of 1993. Net earnings for the 1994 third quarter included a loss from operations of $378,000 due primarily to normal plant shutdowns by the major vehicle manufacturers for vacations and model changeovers. Offsetting the operating loss was a positive adjustment of $1.2 million (pre tax) to the provision for plant closings recorded in December, 1993, reflecting lower than expected expenses incurred in closing two of the plants the Company previously announced it would close during 1994. Net earnings of $6.1 million or $1.43 per share in the first nine months of 1994 compare favorably to $691,700 or $.16 per share in the first nine months of 1993. Results of the first nine months of 1993 included $3.8 million or $.90 per share related to a change in accounting for postretirement benefits. Net earnings improvement is principally attributable to the higher sales.

Financial Condition

The balance sheet at September 30, 1994, remains strong. The current ratio stood at 1.6 to 1.0 and funded debt to capitalization ratio was a very strong .29 to 1.0.

                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter for which this report is filed.



















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


                                                    DOUGLAS & LOMASON COMPANY
                                                    -------------------------
                                                           (Registrant)



Date: November 14, 1994                             /s/ James J. Hoey
                                                    -------------------------
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    Officer)