Form 10-K405
DOUGLAS & LOMASON CO
filed 1995-03-29
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               ________________

                                  FORM 10-K
(Mark One)
_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994, or

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

          As of March 10, 1995, 4,242,970 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price in the Nasdaq National Market) of the Registrant held by nonaffiliates (including certain officers and non-officer directors) was approximately $60,748,548.

                     Documents Incorporated by Reference

The following documents are incorporated by reference into this Form 10-K:

Part I: Item 1 - Part of Annual Report of the Registrant for the year ended December 31, 1994
Part II: Items 5-8 - Part of Annual Report of the Registrant for the year ended December 31, 1994
Part III: Items 10-12 - Part of definitive Proxy Statement of the Registrant dated March 31, 1995 filed pursuant to Regulation 14A.

                                      PART I


Item 1.  Business

         Douglas & Lomason Company (the "Company" or the "Registrant") is a major supplier of original equipment parts to the North American automotive industry. Automotive products, which have accounted for approximately 94% of the Company's total sales during each of the last three years, include fully trimmed seating, seating components and mechanisms, and decorative and functional body trim parts. These products are manufactured primarily for the three major U.S. automotive manufacturers and other original equipment suppliers.

         The Company also manufactures material handling systems and custom truck bodies and trailers. These products have accounted for approximately 6% of the Company's total sales during each of the last three years.

         The Registrant classifies its business into two segments: automotive products and industrial and commercial products. Exclusive of automotive products, no segment accounts for 10 percent or more of consolidated revenues or profits. A summary of certain segment information appears in note (6) of notes to consolidated financial statements on page 20 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

AUTOMOTIVE PRODUCTS

Seating

         Seating systems and components account for the principal portion of the Company's automotive business. The Company is one of the major independent manufacturers and assemblers of seating systems and components for the North American automotive industry. Seat assemblies produced by the Company satisfy the seat requirements of a full range of vehicles. The Company currently supplies complete seats to customer assembly plants on a "just-in-time" (JIT) "sequenced parts delivery" (SPD) basis for passenger cars and vans.

         The Company's seat frame business has grown significantly over the 48 years it has been supplying seating systems and components to the North American automotive industry. The Company believes it is currently one of the largest independent manufacturers of seat frames in North America. The seat frames manufactured by the Company are incorporated by it into complete seats and sold to vehicle assembly plants and are also sold separately to other seat assemblers. The Company believes that it is recognized as one of the most vertically integrated independent seat manufacturers in North America. The Company is capable of producing seat frames, manual seat mechanisms, foam, covers, suspension systems, and plastic seat trim at its manufacturing facilities.


         The Company believes that opportunities for growth may emerge in foreign transplant operations in North America and from the expanding trend toward seat assembly outsourcing in Europe. The Company has established technical and business relationships with three Japanese partners to facilitate the exchange of technical information and to establish business relationships with foreign automakers. In 1988, the Company formed a

50/50 joint venture company with Namba Press Works Co., Ltd. of Japan. This company, named Bloomington-Normal Seating Company, is located in Normal, Illinois and manufactures seating systems for Diamond-Star Motors, a subsidiary of Mitsubishi Motors Corporation. The Company also has a license agreement with Imasen Electric of Japan for the manufacture of manual seat adjuster mechanisms.

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

Product Engineering

         The Company pursues new products and processes through a 180 person product engineering staff. This staff is customer-focused in that all new projects must be based on a customer's requirements. This facilitates the development of products in shorter lead time and matches products more closely to consumer requirements.

Sales and Customers

         Sales coverage by the Company of the North American automotive industry is maintained by an experienced direct sales staff consisting of 24 account managers, divided into separate and distinct customer-focused groups. The sales group is supported by fully developed program management teams incorporating simultaneous engineering techniques.

         The percent of sales to total automotive sales of seating systems and body trim components to the three major automotive manufacturers during the past three years is as follows:

                                                1992      1993      1994
Chrysler Corporation........................     50%       51%       39%
Ford Motor Company..........................     25        25        40
General Motors Corporation..................     18        15        14

         Sales percentages include sales to other seat assemblers for ultimate sale to the above customers.

INDUSTRIAL AND COMMERCIAL PRODUCTS

         This segment of the Company's business accounted for approximately 6% of total Company sales in each of the three years ended December 31, 1994.

         Industrial and commercial products include:

         Material Handling Equipment. The Company designs and manufactures material handling equipment such as conveyors, bagging and packaging machines, pulleys and rollers. The Company also produces related equipment such as elevators, bag flatteners, automatic palletizers and bag placers. These products are sold to the agriculture, mining and transportation industries among others.

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

Competition

         The Company is one of the three major independent seat suppliers to the North American automotive industry. The Company's primary independent competitors are Johnson Controls Inc.'s Automotive Products Group and Lear Seating Inc. The Company also competes with captive seating suppliers, namely: Delphi Interior and Lighting Systems of General Motors Corporation and the Plastic Trim Products Division of Ford Motor Company.

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

         The number of persons employed by the Registrant at December 31, 1994 was 6,039.

         The Registrant does not consider its business seasonal except to the extent that automotive changeovers to new models affect business conditions.

Item 2.  Properties

         The corporate offices of the Company and the product engineering staff are located in Farmington Hills, Michigan in three buildings containing approximately 96,000 square feet. Information as to the Company's 18 principal facilities in operation as of December 31, 1994 is set forth below:

                                             Approximate    Year   Owned or
         Location                            Square Feet  Acquired  Leased
AUTOMOTIVE

  Seating
Columbus, Nebraska............................ 273,400      1965    Owned
Milan, Tennessee.............................. 202,300      1976    Owned
Red Oak, Iowa................................. 193,500      1967    Owned
Marianna, Arkansas............................ 188,200      1960    Owned
Ciudad Acuna, Mexico.......................... 134,100      1987    Owned
Excelsior Springs, Missouri...................  87,500      1993    Leased
Troy, Missouri.(1)............................  82,500      1990    Leased
Orangeville, Ontario, Canada.(1)..............  28,300      1992    Leased
Del Rio, Texas.(1)............................  25,000      1987    Leased
Saltillo, Mexico..............................  44,000      1993    Owned

  Body Trim Components
Carrollton, Georgia........................... 240,700      1955    Owned
                                                48,900      1979    Owned
LaGrange, Georgia.............................  85,900      1988    Leased

INDUSTRIAL AND COMMERCIAL

  Material Handling Equipment
Humboldt, Iowa................................  96,300      1968    Owned
Dakota City, Iowa.............................  50,500      1978    Owned
Fairfield, CA.(1).............................   4,900      1993    Leased
  Custom Truck Bodies and Trailers
Columbus, Georgia............................. 133,000      1962    Owned
Amory, Mississippi............................  67,000      1982    Owned
Kansas City, Missouri.........................  10,400      1983    Leased

----------------
(1) A distribution facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Executive Officers of the Registrant

         The names and ages of all executive officers of the Registrant are as follows:

                                                          Has  Served
                                                          in Position
Name                         Position                        Since      Age
Harry A. Lomason II          Chairman of the Board            1992
                             President                        1976
                             Chief Executive Officer          1982      60

James B. Nicholson           Vice Chairman of the
                             Board                            1990      51

James J. Hoey                Senior Vice President and        1992
                             Chief Financial Officer          1985      58

Roger H. Morelli             Senior Vice President-
                             Manufacturing                    1987      50

Steven C. Bruck              Vice President-Design,
                             Development and Engineering
                             Services                         1984      38

Ollie V. Cheatham            Vice President-Human
                             Resources                        1984      50

A. Warren                    Vice President-Safety,
Daubenspeck III              Environmental and
                             Loss Control                     1988      43

Martin A. DiLoreto           Vice President-Marketing
                             and Business Planning            1994      59

Scott E. Paradise            Vice President-Automotive
                             Sales                            1993      40

Joe Kamil                    Vice President-Business
                             Development and Advanced
                             Engineering                      1991      41

Robert D. Stachura           Vice President and
                             Executive Manager-
                             Manufacturing                    1990      52

H. James Kouris              Vice President-Purchasing        1976      64

Dan D. Smith                 Vice President-Cost Analysis
                             and Information Technology       1989      46

Gary  A. Pniewski            Vice President-Seating
                             and Decorative Trim
                             Engineering                      1994      50

Verne C. Hampton II          Secretary                        1977      61

Melynn M. Zylka              Treasurer                        1990      34

         Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

         All of the executive officers of the Registrant named above have held various executive positions with the Registrant for more than five years except: Mr. Nicholson who has been President and Chief Executive Officer of PVS Chemicals, Inc. and a Director of the Company for more than five years; Mr. Bruck who joined the Company in 1993 after having served as Vice President, Product Engineering Group at RCO the preceding five years; Mr. Pniewski who joined the Company in January 1994 after serving in various positions with Ford Motor Company for more than twenty years, the most recent of which was Vehicle Seat Systems Engineering Manager in the Plastics and Trim Products Division; and Mr. Hampton who has been a partner with the law firm of Dickinson, Wright, Moon, Van Dusen and Freeman for more than five years.

         There is no family relationship between any of the foregoing persons.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

         The information set forth under the caption "Shareholder
Information" on page 26 the 1994 Annual Report of the Registrant is incorporated by reference herein. As of December 31, 1994, there were 757 holders of record of the Registrant's Common Stock.


Item 6.  Selected Financial Data

         The information set forth under the caption "Selected Financial and Other Data" on pages 24 and 25 the 1994 Annual Report of the Registrant is incorporated by reference herein.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the 1994 Annual Report of the Registrant is incorporated by reference herein.


Item 8.  Financial Statements and Supplementary Data

         The information set forth on pages 14 through 25 of the 1994 Annual Report of the Registrant is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

          The information set forth under the caption "Information About Directors and Nominees for Directors" on pages 3 and 4 of the definitive Proxy Statement of the Registrant dated March 31, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein for information as to directors of the Registrant.

Reference is made to Part I of this Report for information as to executive officers of the Registrant.


Item 11.  Executive Compensation

          The information set forth under the caption "Executive
Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the Registrant dated March 31, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information set forth under the caption "Security Ownership" on pages 1 and 2 of the definitive Proxy Statement of the Registrant dated March 31, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions

          Not applicable

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a) The following documents are filed as a part of this report:

1.        Financial Statements

          The following consolidated financial statements of Douglas & Lomason Company and subsidiaries included in the Douglas & Lomason Company 1994
          Annual Report to its Shareholders for the year ended December 31, 1994, are incorporated herein by reference:

          Consolidated Balance Sheets at December 31, 1994 and 1993.

          Consolidated Statements of Earnings for each of the years in the three year period ended
          December 31, 1994.

          Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1994.

          Consolidated Statements of Cash Flows for each of the years in the three year period ended
          December 31, 1994.

          Notes to Consolidated Financial Statements.

          The consolidated financial information for the years ended December 31, 1994, 1993, and 1992 set forth under "Index to Consolidated Financial
          Statements and Schedules."

                          EXHIBITS

          (The Exhibit marked with one asterisk below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended
          December 31, 1983; the Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1988; the Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1989; the Exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K
          Report of the Registrant for the fiscal year ended December 31, 1991; the Exhibit marked with five asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1992, the Exhibits marked with six asterisks were filed as

          Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993, and the Exhibit marked with seven asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1994, and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Form 10-K or 10-Q Reports).

          (3)(a)******      Restated Articles of
                            Incorporation of Registrant.[(3)(a)]

          (3)(b)******      By-Laws of the Registrant.  [(3)(b)]

          (4)(a)**          Term Loan Agreement dated as of
                            May 20, 1988 between Registrant
                            and the Banks  named in Section
                            2.1 thereof [1].

          (4)(a)(1)****     Amendments to Term Loan Agreement
                            Agreement dated as of May 20,
                            1988. [(4)(a)(1)]

          (4)(b)****        Term Loan Agreement dated as of
                            December 19, 1991 between
                            Registrant and NBD Bank, N.A.
                            and Manufacturers Bank, N.A.,
                            as amended. [(4)(b)]

          (4)(c)*******     Amended and Restated Credit Agreement
                            dated as of June 24, 1994, between
                            Registrant and the banks named in
                            Section 2.1 thereof.  [4]

          (10)(a)*          1982 Incentive Stock Option Plan
                            of the Registrant [10](#)

          (10)(b)***        1990 Stock Option Plan of the
                            Registrant [(10)(b)](#)

          (10)(c)****       Joint Venture Agreement dated
                            as of July 25, 1986 between
                            Registrant and Namba Press
                            Works Co., Ltd. [(10)(c)]

          (13)              Portions of 1994 Annual Report
                            of Registrant.

          (21)*****         Subsidiaries of the Registrant.
                            [(22)]

          (23)              Consent of KPMG Peat Marwick LLP.

          (27)              Financial Data Schedule

          (b)               Reports on Form 8-K.

                            The Registrant has not filed
                            any reports on Form 8-K during
                            the last quarter of the period
                            covered by this report.

(#) This document is a management contract or compensatory plan.

                                 SIGNATURES


         Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1995.


                                          DOUGLAS & LOMASON COMPANY

                                          By: /s/ H. A. Lomason II
                                              ----------------------------
                                              H. A. Lomason II
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


                                          By: /s/ James J. Hoey
                                              ----------------------------
                                              James J. Hoey
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                          By: /s/ Melynn M. Zylka
                                              ----------------------------
                                              Melynn M. Zylka
                                              Treasurer
                                             (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29th, 1995.

       Signature                                  Title

/s/ James E. George                              Director
--------------------------
James E. George


/s/ Verne C. Hampton II                          Director
--------------------------
Verne C. Hampton II


/s/ H. A. Lomason II                             Director
--------------------------
H. A. Lomason II


/s/ Dale A. Johnson                              Director
--------------------------
Dale A. Johnson

/s/ Charles R. Moon                              Director
--------------------------
Charles R. Moon


/s/ James B. Nicholson                           Director
--------------------------
James B. Nicholson


/s/ Gary T. Walther                              Director
--------------------------
Gary T. Walther

             DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The consolidated balance sheets of the Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994 together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, all contained in the Company's 1994 annual report to shareholders, are incorporated herein by reference.

The following additional financial data should be read in conjunction with the financial statements in the 1994 annual report to shareholders. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. Financial statements and related schedules of the Registrant have been omitted because the Registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are totally held.




                                    Index

                                                                     Page
                                                                     ----
Independent Auditors' Report                                          F-2

Schedule VIII - Valuation and Qualifying Accounts                     F-3

                   Independent Auditors' Report


The Board of Directors and Shareholders
Douglas & Lomason Company:


Under date of January 31, 1995, we reported on the consolidated balance sheets of Douglas & Lomason Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.


                                     /s/ KPMG Peat Marwick LLP


Detroit, Michigan
January 31, 1995

                                                                  Schedule VIII

                DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
              Years ended December 31, 1994, 1993, and 1992
                   (Expressed in thousands of dollars)


                         Balance at     Charged to                    Balance at
                        December 31,    Costs and                    December 31,
                            1991         Expenses      Deductions        1992
                        ------------    ----------     ----------    ------------
None                          --             --             --             --
                            =====          =====          =====          =====


                         Balance at     Charged to                    Balance at
                        December 31,    Costs and                    December 31,
                            1992         Expenses      Deductions        1993
                        ------------    ----------     ----------    ------------
Other accrued plant
  closing liabilities         --           9,078            --           9,078
                            =====          =====          =====          =====


                         Balance at     Charged to                    Balance at
                        December 31,    Costs and                    December 31,
                            1993         Expenses      Deductions        1994
                        ------------    ----------     ----------    ------------
Other accrued plant
  closing liabilities       9,078            --           5,397          3,681
                            =====          =====          =====          =====