Form 10-Q
period 1995-03-31
DOUGLAS & LOMASON CO
filed 1995-05-15
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                  FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarter ended March 31, 1995



( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from ______________ to ______________



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



YES __X__      NO _____



       CLASS                                    OUTSTANDING AT MAY 12, 1995
Common stock, $2 par value                              4,242,970

                          DOUGLAS & LOMASON COMPANY

                    Consolidated Condensed Balance Sheets

                                                March 31          December 31
                                                  1995                1994
                                  ASSETS
Current assets:

   Notes and accounts receivable              $ 91,234,731       $ 99,927,502
   Inventories
      Raw materials                             10,288,837         10,823,892
      Work in process and finished goods         9,978,178          8,967,433
                                                20,267,015         19,791,325

   Cash and other current assets                 5,102,827         10,185,455
                                               116,604,573        129,904,282

Property, plant and equipment, net              66,132,095         66,787,613

Other non-current assets                        16,985,249         14,871,532

         Total assets                         $199,721,917       $211,563,427

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt       $  5,657,969       $  5,938,130
   Accounts payable and accrued expenses        56,765,401         71,787,370
   Taxes on income                               3,204,815          1,865,401

         Total current liabilities              65,628,185         79,590,901

Postretirement benefits other than
   pensions                                      7,779,917          7,533,669

Other liabilities                                6,542,359          6,822,429

Long-term debt, less current maturities         32,393,750         31,887,500

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock                                  8,485,940          8,457,440
      Par value $2 per share authorized
      5,000,000 shares; issued and
      outstanding 4,242,970 shares in
      1995 and 4,228,720 in 1994

   Other capital                                28,092,006         27,997,976
   Retained earnings                            55,004,897         52,048,512
   Foreign currency translation adjustment      (4,205,137)        (2,775,000)

   Total shareholders' equity                   87,377,706         85,728,928
   Total liabilities and
      shareholders' equity                    $199,721,917       $211,563,427

                          DOUGLAS & LOMASON COMPANY

                 Consolidated Condensed Statements of Income

                                           Three Months Ended
                                                March 31
                                     ------------------------------
                                         1995              1994
Net sales                            $155,058,225      $123,465,958

Cost of sales                         143,759,735       112,310,166

   Gross profit                        11,298,490        11,155,792

Selling, general and
  administrative expense                6,062,712         5,441,947

   Operating income                     5,235,778         5,713,845

Other income (expenses):
    Interest expense, net                (695,788)         (616,409)
    Interest income and other             215,694           202,599
                                         (480,094)         (413,810)

Earnings before provision
  for income taxes                      4,755,684         5,300,035

Income tax expenses                     1,375,000         1,985,000

Net earnings                         $  3,380,684      $  3,315,035

Net earnings per share               $        .80      $        .78

Weighted average number of
  shares                                4,235,103         4,227,745

                          DOUGLAS & LOMASON COMPANY

               Consolidated Condensed Statements of Cash Flows

                                                     Three Months Ended
                                                           March 31
                                                  ---------------------------
                                                     1995            1994
Cash flows from operating activities:

   Net earnings                                   $ 3,380,684    $ 3,315,035
   Depreciation                                     3,011,223      3,076,632
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts
         receivable                                 4,782,590     (2,470,160)
      Increase in inventories                        (475,690)    (3,317,587)
      Decrease (increase) in prepaid expenses
         and other assets                          (2,247,237)       636,946
      Increase (decrease) in accounts payable,
         and accrued expenses                      (9,533,285)     5,971,127
      Increase (decrease) in other liabilities        (33,822)     2,388,186

Net cash provided (used) by operating
   activities                                      (1,115,537)     9,600,179

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                              61,452         73,499
   Acquisition of property, plant and
      equipment                                    (3,416,396)    (4,110,254)

Net cash used by investing activities              (3,354,944)    (4,036,755)
Cash flows from financing activities:

   Repayment of long-term debt                     (1,773,911)    (1,747,701)
   Proceeds from long-term borrowings, net          2,000,000            ---
   Repayment of short-term debt                           ---     (1,000,000)
   Proceeds from exercised stock
      options, net                                    122,530          6,125
   Dividends paid                                    (424,299)      (422,797)

Net cash used by financing activities                 (75,680)    (3,164,373)

Effect of translation on cash                        (669,987)           ---

Net increase (decrease) in cash                    (5,216,148)     2,399,051

Cash at beginning of year                           6,532,415      2,745,818

Cash at end of quarter                            $ 1,316,267    $ 5,144,869

                          DOUGLAS & LOMASON COMPANY

             Notes to Consolidated Condensed Financial Statements



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and 1994, and the results of operations for the three months then ended, and cash flow for the three months then ended, subject to year end audit adjustments.


2. On Thursday, May 4, 1995, the Company announced that it had entered into a definitive merger agreement to acquire all of the outstanding shares of Bestop, Inc., a publicly traded manufacturer of soft tops for utility vehicles for approximately $44.0 million in cash. Bestop, Inc. reported $54.0 million in sales and $3.5 million in net income for the year ended December 31, 1994. The transaction will be completed by means of a Tender Offer for all of the outstanding shares of Bestop followed by a merger in which any shares not acquired in the Tender Offer will be acquired.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Funds provided from operations and additional borrowings were the principal sources of cash in the first quarter of 1995. Capital expenditures of $3.4 million and long-term debt repayment of $1.8 million resulted in a negative cash flow of $5.2 million in the first quarter. At March 31, 1995, the Company had available $17.0 million from its lines of credit at two banks.


Results of Operations

Net Sales

Net sales for the quarter ended March 31, 1995, were $155.1 million up 26% over the $123.5 million in the first quarter of 1994. The increase in first quarter sales over 1994 first quarter sales is attributable to production of the fully trimmed seats for the Ford Contour and Mercury Mystique models.

Cost of Sales

The cost of sales as a percentage of net sales increased 1.7% in the first quarter of 1995 compared to the same period of 1994. This decline in gross margin reflects the continued pressure from customers for price reductions and the higher raw material prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 1995 increased approximately $620,000 compared to the same period of 1994. Wage increases and additional staffing in the Sales Department are the principal components of this increase.

Interest Expense

Interest expense in the first quarter of 1995 of $696,000 increased approximately $80,000 or 13% from the same period of 1994, principally as a result of higher debt level in 1995.


Net Earnings

Net earnings of $3.4 million or $.80 per share increased modestly over the $3.3 million or $.78 per share for the first quarter of 1994.

Financial Condition

The balance sheet remained strong at the end of the first quarter of 1995. The current ratio was 1.78-to-1, and debt to total capitalization was 27.0 at March 31, 1995.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the first quarter of 1995.












                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DOUGLAS & LOMASON COMPANY
                                                    (Registrant)



Date:  May 15, 1995                          /s/ James J. Hoey
                                             ----------------------------
                                             James J. Hoey
                                             Senior Vice President &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)