Form 10-Q
period 1995-06-30
DOUGLAS & LOMASON CO
filed 1995-08-15
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.


                                 FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1995


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

                          YES __X__    NO _____



         CLASS                            OUTSTANDING AT AUGUST 15, 1995
Common stock, $2 par value                       4,243,720 shares

                          DOUGLAS & LOMASON COMPANY

                    Consolidated Condensed Balance Sheets

                                                   June 30         December 31
                                                    1995              1994
                                                ------------      ------------
ASSETS

Current assets:

   Notes and accounts receivable                $ 95,113,047      $ 99,927,502
   Inventories
      Raw materials                               11,204,803        10,823,892
      Work in process and finished goods          15,221,180         8,967,433
                                                ------------      ------------
                                                  26,425,983        19,791,325

   Cash and other current assets                  10,340,941        10,185,455
                                                ------------      ------------
                                                 131,879,971       129,904,282

Property, plant and equipment, net                75,072,645        66,787,613

Other non-current assets                          19,904,407        14,871,532
Intangibles                                       36,133,414           ---
                                                ------------      ------------
         Total assets                           $262,990,437      $211,563,427
                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt         $  5,370,843      $  5,938,130
   Accounts payable and accrued expenses          65,378,868        71,787,370
   Taxes on income                                 1,892,703         1,865,401
                                                ------------      ------------
         Total current liabilities                72,642,414        79,590,901

Postretirement benefits other than
   pensions                                        8,026,165         7,533,669

Other liabilities                                 17,543,780         6,822,429

Long-term debt, less current maturities           77,984,000        31,887,500

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock                                    8,487,440         8,457,440
      Par value $2 per share authorized
      5,000,000 shares; issued and
      outstanding 4,243,720 shares in
      1995 and 4,228,720 in 1994

   Other capital                                  28,096,631        27,997,976
   Retained earnings                              54,124,872        52,048,512
   Foreign currency translation adjustment        (3,914,865)       (2,775,000)
                                                ------------      ------------
   Total shareholders' equity                     86,794,078        85,728,928
                                                ------------      ------------
   Total liabilities and
      shareholders' equity                      $262,990,437      $211,563,427
                                                ============      ============

                                   DOUGLAS & LOMASON COMPANY

                          Consolidated Condensed Statements of Income

                                     Three Months Ended                Six Months Ended
                                           June 30                         June 30
                                ----------------------------      ----------------------------
                                    1995            1994              1995            1994
                                ------------    ------------      ------------    ------------
Net sales                       $130,601,835    $123,253,404      $285,660,060    $246,719,362

Cost of sales                    125,130,449     113,582,619       268,890,184     225,892,785
                                ------------    ------------      ------------    ------------
   Gross profit                    5,471,386       9,670,785        16,769,876      20,826,577

Selling, general and
   administrative expense          5,959,375       5,434,963        12,022,087      10,876,910
                                ------------    ------------      ------------    ------------
   Operating income (loss)          (487,989)      4,235,822         4,747,789       9,949,667

Other income (expenses):
   Interest expense, net          (1,053,889)       (591,478)       (1,749,677)     (1,207,887)
   Interest income
      and other                       46,225         256,725           261,919         459,324
                                ------------    ------------      ------------    ------------
                                  (1,007,664)       (334,753)       (1,487,758)       (748,563)

Earnings (loss) before
   provision for
   income taxes                   (1,495,653)      3,901,069         3,260,031       9,201,104

Income tax expense
   (benefit)                      (1,040,000)      1,390,000           335,000       3,375,000
                                ------------    ------------      ------------    ------------
Net earnings (loss)             $   (455,653)   $  2,511,069      $  2,925,031    $  5,826,104
                                ============    ============      ============    ============
Net earnings (loss)
   per share                    $       (.11)   $        .60      $        .69    $       1.38
                                ============    ============      ============    ============
Weighted average number
   of shares                       4,243,580       4,227,970         4,239,365       4,227,858
                                ============    ============      ============    ============

                                DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Statements of Cash Flows

                                                             Six Months Ended
                                                                  June 30
                                                     ---------------------------------
                                                         1995                1994
                                                     ------------         ------------
Cash flows from operating activities:

   Net earnings                                      $  2,925,031         $  5,826,104
   Depreciation and amortization                        6,437,053            6,274,800
   Postretirement benefits other than
      pensions                                            492,496              ---
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable        8,939,624           (6,471,796)
      (Increase) decrease in inventories                2,847,317           (6,646,375)
      (Increase) decrease in prepaid expenses
         and other assets                              (7,188,151)           1,294,844
      Increase (decrease) in accounts payable,
         and accrued expenses                          (8,176,033)          10,270,544
      Increase (decrease) in other liabilities             (6,788)           1,077,299
                                                     ------------         ------------

Net cash provided by operating activities               6,270,549           11,625,420

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                  83,811              187,240
   Acquisition of property, plant and
      equipment                                        (9,356,113)          (7,182,707)
   Cost of acquisition, net of cash                   (43,487,920)             ---
                                                     ------------         ------------
Net cash used by investing activities                 (52,760,222)          (6,995,467)
                                                     ------------         ------------
Cash flows from financing activities:

   Proceeds from long-term debt                        47,000,000            4,500,000

   Repayment of long-term debt                            ---               (3,154,787)
   Repayment of short-term debt                        (3,221,455)          (7,000,000)
   Proceeds from exercised stock
      options, net                                        128,655                6,125
   Dividends paid                                        (848,671)            (845,594)
                                                     ------------         ------------
Net cash provided (used) by financing
   activities                                          43,058,529           (6,494,256)
                                                     ------------         ------------
Effect of translation on cash                            (718,962)             ---

Net decrease in cash                                   (4,150,106)          (1,864,303)

Cash at beginning of year                               6,532,415            2,745,818
                                                     ------------         ------------
Cash at end of quarter                               $  2,382,309         $    881,515
                                                     ============         ============

                          DOUGLAS & LOMASON COMPANY

              Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and 1994, and the results of operations for the six months then ended, and changes in financial position for the six months then ended, subject to year end audit adjustments.


2. On June 8, 1995, Douglas & Lomason Company (the "Company") acquired the stock of Bestop, Inc. ("Bestop"). Bestop is the leading designer and manufacturer in North America of soft tops and accessories for small sport utility vehicles. Bestop sells its product domestically and internationally to original equipment manufacturer (OEM) companies and in the aftermarket. The purchase agreement required a purchase price of approximately $43,952,000. The acquisition will be accounted for in accordance with the purchase method of accounting.

    Had the acquisition of Bestop, Inc. occurred as of January 1, 1994, revenues, net income and earnings per share would have been as follows:

                               Three Months Ended       Six Months Ended
                                    June 30                 June 30
                               ------------------       ------------------
                                  (in 000's except for per share data)
                                1995        1994         1995        1994
                                ----        ----         ----        ----
    Revenues                  $143,108    $137,303     $314,025    $271,894

    Net Income                $   (928)   $  2,680     $  2,310    $  5,575

    Earnings Per Share        $   (.22)   $    .63     $    .54    $   1.32

              Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations



Liquidity and Capital Resources

Funds provided from long term debt of $47.0 million and from operations of $6.3 million were the principal source of cash in the first six months of 1995. The investment in Bestop, Inc. of $44.0 million, capital expenditures of $9.4 million and debt repayment of $3.2 million resulted in a negative cash flow of $3.3 million during the period.

In June 1995, the Company entered into an amended and restated unsecured revolving credit agreement with two banks in the amount of $60.0 million which matures in June 1998. Borrowings outstanding under this facility totaled $38.0 million at June 30, 1995. In June 1995, the Company executed a new term loan for $25.0 million with two banks with quarterly principal payments commencing July 1, 1999, and a maturity date of June 8, 2003, at a interest rate of 7.8%.


Results of Operations

Net Sales

Net sales for the quarter ended June 30, 1995, were $130.6 million, up 6% from 1994 second quarter sales of $123.3 million. The increase in 1995 second quarter sales over 1994 second quarter sales is directly attributable to the production of the fully trimmed seats for the Ford Contour and Mercury Mystique models. Sales for the 1995 second quarter reflect a 25% decline in the Company's decorative moldings business compared to 1994 second quarter and 35% decrease in seating related sales (exclusive of sales related to the Company's Contour and Mystique programs). For the six months ended June 30, 1995, the Company had sales of $285.7 million or 16% increase over the $246.7 million in 1994 first six months. Again, this increase is directly attributable to the Ford Contour and Mercury Mystique models.


Cost of Sales

Cost of sales as a percentage of net sales for the second quarter increased 3.6% in 1995 compared to the same period of 1994. This unfavorable relationship resulted from the significantly lower sales than previously planned in our 1995 budget. In addition, raw material increases and continued pressure from customers for price reductions contributed to this increase. For the six months ended June 30, 1995, cost of sales as a percentage of net sales increased 2.5% compared to the same period of 1994.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of 1995 increased $524,000 or 9.6% in 1995 compared to the second quarter of 1994. Additional staffing, medical insurance and travel expenses are the principal components of this increase.

Interest Expense

Interest expense in the second quarter of 1995 of $1.1 million increased approximately $462,000 or 78% from the same period of 1994, principally as a result of the $55.0 million higher debt level in 1995 compared to 1994. As mentioned earlier, approximately $44.0 million was borrowed for the acquisition of Bestop, Inc. in June of 1995.



Net Earnings (Loss)

The net loss of $456,000 or $.11 per share decreased over the net earnings of $2.5 million or $.60 per share in the second quarter of 1994. The unfavorable sales level during the second quarter and inability to absorb overhead resulted in the unfavorable cost of sales and net loss for the period.

Financial Condition

The balance sheet remains strong at the end of the second quarter of 1995. The current ratio was 1.82 to 1 and the debt to total capitalization was
 .47 to 1 at June 30, 1995.

                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         The Registrant entered into an Amended and Restated Credit Agreement ("Agreement") dated as of June 8, 1995, with two banks providing for a new revolving credit facility in the aggregate principal amount of $60,000,000 and an additional term loan facility in the aggregate principal amount of $25,000,000.

         The Agreement contains provisions providing that the Company will maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.5 to 1.0; permit consolidated working capital to be less than $32,000,000; maintain consolidated tangible net worth of not less than the sum of (i) $50,000,000 plus (ii) 50% of cumulative net income since January 1, 1996, plus (iii) 75% of the net cash proceeds of any issuance of capital stock of the Registrant after June 8, 1995; permit the ratio of consolidated funded debt to consolidated capitalization to be greater than 65%; permit the ratio of (i) consolidated earnings from operations before deduction of interest and income taxes to (ii) interest expense paid or accrued for any period of four consecutive fiscal quarters to be less than 2.0:1.0; and during the continuance of any default or event of default or if as a result thereof a default or event of default would exist, declare or pay any dividends (except dividends payable in capital stock of the Registrant) or make any other distribution upon its shares of capital stock, or acquire or retire any of its capital stock.


Item 4.  Submission of Matters to a Vote of Security Holders

         The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1995:

         (a)  A meeting was held on April 28, 1995, and was an Annual
              Meeting.

         (b)  Not applicable

         (c) At such meeting the nominees for election as directors, Dale A. Johnson, Harry A. Lomason II and Gary T. Walther, were elected for the term of office to expire at the 1998 Annual Meeting of Shareholders. The votes cast with respect to each nominee for director are as follows:

                                                               Votes to
                                                               Withhold
                                                               Authority
                                                               to Vote
                                          Votes for            for the
              Nominee                     Nominee              Nominee
              -------                     ---------            --------
              Dale A. Johnson             3,979,634             23,346

              Harry A. Lomason II         3,979,790             23,190

              Gary T. Walther             3,979,934             23,046

              Further at such meeting the shareholders approved the Directors' Stock Plan. 3,537,352 affirmative votes, 52,930 negative votes and 412,642 abstain votes were cast with respect to such plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (1)  Directors' Stock Plan

              (2) Amended and Restated Credit Agreement dated as of June 8, 1995, between Registrant and banks named in Section 2.1 thereof - filed as Exhibit 2 to Form 8-K Report dated June 8, 1995, and incorporated herein by reference.

         (b)  Reports on Form 8-K

              The Registrant filed a report on Form 8-K during the quarter for which this Report is filed. The report was dated June 8, 1995, and reported the acquisition by the Registrant of Bestop, Inc.

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

                                                    DOUGLAS & LOMASON COMPANY
                                                    -------------------------
                                                           (Registrant)


Date:      August 15, 1995                          /s/ James J. Hoey
                                                    -------------------------
                                                    James J. Hoey
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    Officer)