Form 10-Q
period 1995-09-30
DOUGLAS & LOMASON CO
filed 1995-11-14
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                 FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended September 30, 1995


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ________________ to _________________


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

YES __X__       NO _____


       CLASS                              OUTSTANDING AT NOVEMBER 14, 1995
Common stock, $2 par value                           4,243,021

                          DOUGLAS & LOMASON COMPANY

                    Consolidated Condensed Balance Sheets

                                                September 30      December 31
                                                    1995              1994
                                                -------------     -----------
           ASSETS

Current assets:

   Notes and accounts receivable                $117,341,850      $ 99,927,502
   Inventories
      Raw materials                               12,407,110        10,823,892
      Work in process and finished goods          17,096,121         8,967,433
                                                ------------      ------------
                                                  29,503,231        19,791,325

   Cash and other current assets                   5,975,263        10,185,455
                                                ------------      ------------
                                                 152,820,344       129,904,282

Property, plant and equipment, net                75,742,271        66,787,613

Other non-current assets                          18,218,699        14,871,532
Intangibles                                       38,986,836                --
                                                ------------      ------------

         Total assets                           $285,768,150      $211,563,427
                                                ============      ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt         $  5,076,579      $  5,938,130
   Accounts payable and accrued expenses          85,294,152        71,787,370
   Taxes on income                                        --         1,865,401
                                                ------------      ------------

      Total current liabilities                   90,370,731        79,590,901

Postretirement benefits other than
   pensions                                        8,272,413         7,533,669

Other liabilities                                 17,981,733         6,822,429

Long-term debt, less current maturities           83,206,250        31,887,500

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and
      outstanding 4,243,021 shares in 1995
      and 4,228,720 shares in 1994                 8,486,042         8,457,440

   Other capital                                  28,087,684        27,997,976
   Retained earnings                              53,324,345        52,048,512
   Foreign currency translation adjustment        (3,961,048)       (2,775,000)
                                                 -----------      ------------

   Total shareholders' equity                     85,937,023        85,728,928
                                                ------------      ------------
   Total liabilities and
      shareholders' equity                      $285,768,150      $211,563,427
                                                ============      ============

                                 DOUGLAS & LOMASON COMPANY
                        Consolidated Condensed Statements of Income

                                Three Months Ended                Nine Months Ended
                                   September 30                     September 30
                          ----------------------------      ----------------------------
                              1995            1994              1995            1994
                          ------------    ------------      ------------    ------------

Net sales                 $131,264,203    $137,679,747      $416,924,263    $384,399,109

Cost of sales              124,504,973     132,025,549       393,395,157     357,918,334
                          ------------    ------------      ------------    ------------

Gross profit                 6,759,230       5,654,198        23,529,106      26,480,775

Selling, general and
   administrative
   expense                   6,774,730       4,855,197        18,796,817      15,732,107
                          ------------    ------------      ------------    ------------

   Operating income
     (loss)                    (15,500)        799,001         4,732,289      10,748,668

Other income (expenses):
   Interest expense, net    (1,725,365)       (669,656)       (3,475,042)     (1,877,543)
   Interest income
      and other                 75,373         319,407           337,292         778,731
                          ------------    ------------      ------------    ------------
                            (1,649,992)       (350,249)       (3,137,750)     (1,098,812)

Earnings (loss) before
   provisions for
   income taxes             (1,665,492)        448,752         1,594,539       9,649,856

Income tax expenses
   (benefit)                  (865,000)        215,000          (530,000)      3,590,000
                          ------------    ------------      ------------    ------------

Net earnings (loss)       $   (800,492)   $    233,752      $  2,124,539    $  6,059,856
                          ============    ============      ============    ============


Net earnings (loss)
   per share              $       (.19)   $        .05      $        .50    $       1.43
                          ============    ============      ============    ============

Weighted average
   number of shares          4,243,051       4,228,035         4,240,607       4,227,918
                          ============    ============      ============    ============


                                 DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Statements of Cash Flows

                                                             Nine Months Ended
                                                                September 30
                                                     ---------------------------------
                                                         1995                 1994
                                                     ------------         ------------
Cash flows from operating activities:

   Net earnings                                      $  2,124,539         $  6,059,856
   Depreciation                                         9,760,078            9,764,036
   Postretirement benefits other than pensions                                      --
   Changes in operating assets and liabilities:
      Increase in accounts receivable                 (15,745,221)         (32,245,366)
      Increase in inventories                            (229,931)         (10,768,814)
      Increase in prepaid expenses
         and other assets                              (5,113,673)            (499,177)
      Increase in income taxes recoverable               (530,000)                  --
      Increase in accounts payable,
         and accrued expenses                          13,483,210           31,938,047
      Increase (decrease) in other liabilities           (695,492)           1,155,053
                                                     ------------         -------------

Net cash provided by operating activities               3,053,510            5,403,635
                                                     ------------         -------------

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                  83,811              211,100
   Acquisitions of property, plant and
      equipment                                       (13,542,312)         (11,833,065)
   Cost of acquisition, net of cash                   (43,487,920)                  --
                                                     ------------         ------------

Net cash used by investing activities                 (56,946,421)         (11,621,965)
                                                     ------------         ------------

Cash flows from financing activities:

   Proceeds from long-term debt                        55,000,000           17,000,000
   Repayment of long-term debt                         (6,293,469)          (4,571,015)
   Proceeds from (repayment of) short-term debt                --           (7,000,000)
   Proceeds from exercised stock options, net             118,310               14,500
   Dividends paid                                        (848,670)          (1,268,391)
                                                     ------------         ------------

Net cash provided by financing activities              47,976,171            4,175,094
                                                     ------------         ------------

Effect of translation on cash                             (39,878)                  --

Net decrease in cash                                   (5,956,618)          (2,043,236)

Cash at beginning of year                               6,532,415            2,745,818
                                                     ------------         ------------

Cash at end of quarter                               $    575,797         $    702,582
                                                     ============         ============

                          DOUGLAS & LOMASON COMPANY

              Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Douglas & Lomason Company (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and 1994, and the results of operations for the nine months then ended, and changes in financial position for the nine months then ended, subject to year end audit adjustments.


2. On June 8, 1995, the Company acquired the stock of Bestop, Inc. ("Bestop"). Bestop is the leading designer and manufacturer in North America of soft tops and accessories for small sport utility vehicles. Bestop sells its products domestically and internationally to original equipment manufacturing (OEM) companies and in the aftermarket. The purchase agreement required a purchase price of approximately $43,952,000. The acquisition has been accounted for in accordance with the purchase method of accounting.

    Had the acquisition of Bestop, Inc. occurred as of January 1, 1994, revenues, net income and earnings per share would have been as follows:


                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                              --------------------     --------------------
                                  (in 000's except for per share data)

                                1995        1994         1995        1994
                              --------    --------     --------    --------

    Revenues                  $131,264    $151,046     $445,289    $422,941

    Net Earnings              $   (800)   $    127     $  2,155    $  5,702

    Net Earnings Per Share    $   (.19)   $    .03     $    .51    $   1.35


3. During the fourth quarter of 1993, the Company recorded a charge of $15.0 million in connection with management's decision to close certain automotive plants. This resulted in an after tax charge of $9.6 million or $2.28 per share. $5.0 million of this charge was immediately utilized for the devaluation of building and equipment.

    During 1994, $1,650,000 was charged to facility maintenance costs and the payment of employee severance and benefit costs. These severance payments represented the majority of the 12% expected workforce reduction. In addition, $1.2 million of employee severance and benefit costs and $650,000 of facilities, maintenance and other costs were taken into income during the third and fourth quarters of 1994, respectively. Furthermore, in compliance with current guidance, site restoration and other environmental exit costs of $2.5 million were reclassified from the provision for plant closing accrual to other accrued liabilities during the fourth quarter of 1994. During the nine months ended September 30,

    1995, approximately $1.7 million was charged against the accrual for facility maintenance and employee benefit costs. The cash outflows for the remaining accrued liability are expected to occur over the next two years. Selected financial information for these closed automotive facilities for the years ended December 31 are as follows:

                                1994            1993              1992
                            -----------     ------------      -----------
    Sales                   $34,798,664     $ 71,754,231      $84,256,465

    Pre-tax earnings
       (loss)               $   359,027     $(15,597,071)     $(1,902,175)



Management's Discussion and Analysis of
Financial Condition and Results of Operations


Liquidity and Capital Resources

At September 30, 1995, the Company had working capital of $62.5 million and available borrowings of $14.0 million on a $60.0 million revolver credit agreement with two banks. The current ratio was 1.7 to 1.0.

The principal increases in the accounts receivable, inventories and accounts payable balance sheet amounts are due to the acquisition and consolidation of Bestop, Inc. acquired in June 1995.

Funds from operations of $3.1 million and proceeds from borrowing in 1995 of $55.0 million and the $6.5 million cash on hand at the beginning of the year were the principal sources of cash in the first nine months of 1995. The acquisition of Bestop, Inc. in June, 1995 for $43.5 million, capital expenditures of $13.2 million, debt repayment of $6.3 million, pension obligation of $1.0 million and dividends of $.8 million were the primary uses of cash.

The Company is in the final stages of forming a joint venture in a foreign country to further it's global opportunities. This will require a capital contribution of approximately $5.0 million, which will be primarily funded by an anticipated dividend from an investment in an affiliated company.

No other significant borrowings are anticipated.

Plant Closings

The three plants included in the fourth quarter 1993 plant closing plan discontinued operations and terminated substantially all employees during the year of 1994. Sale of certain property, plant and equipment remains to be completed. The cash outflows for the remaining accrued liability are expected to occur over the next two years.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 1995 of $131.3 million have decreased $6.4 million from the three month sales of $137.7 for the period ended September 30, 1994. This decrease of 4.7% is primarily attributable to the decrease in volume for the Ford Aerostar, Ford Contour and Mercury Mystique, for which the Company supplies fully trimmed seat sets, and General Motor's decision to phase out the Chevrolet Caprice and Buick Roadmaster. Also, the changeover of the Chrysler minivan resulted in some sales reduction.

Net sales for the nine month period ended September 30, 1995 of $416.9 million increased $32.5 million or 8.5% over the same period in 1994. The principal increase is due to the consolidation of the sales of the Company's recently acquired subsidiary, Bestop, Inc. as well as the effect of a full nine months sales in 1995 for the Contour and Mystique in Mexico which began in August 1994.

Cost of Sales

Cost of sales as a percentage of sales decreased to 94.8% for the three month period ended September 30, 1995 compared to 95.9% in the same period in 1994. The Company has realized an increase in the equity earnings of an investment which has reduced cost of sales consistent with previous years' presentations. The effect of this reduction is less than 1% of sales in both the three month and nine month figures.

The trend of raw material price increases and reduced selling prices to our customers as a result of long term agreements prevalent in the automotive industry had and will continue to have an adverse effect on the relationship of cost of sales to sales. Opportunities for cost reduction will improve this trend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 1995 of $6.8 million increased $1.9 million from the $4.9 million reported for the same three month period of 1994. The Bestop consolidation accounts for $1.7 million of this increase.

The selling, general and administrative expenses for the nine month period ended September 30, 1995 of $18.8 million increased $3.1 million from the $15.7 million reported for the nine month period ended September 30, 1994. Again, this increase is principally attributable to the consolidation of Bestop, Inc. Other factors of the increase reflect higher salaries and increased employment costs.

Interest Expense

Interest expense in the third quarter of 1995 of $1.7 million increased $1.0 million from the same quarter in 1994. Higher debt levels in 1995 of approximately $51.0 million primarily related to the Bestop acquisition and capital expenditures is the principal explanation for the increase in interest expense.


Net Earnings (Loss)

Net loss of $800,000 or $.19/share in the third quarter of 1995 compares unfavorably with the net earnings of $234,000 or $.05/share for the third quarter of 1994. Sales in July, 1995 and 1994 were substantially lower than normal levels as a result of customer shutdowns for vacations and changeovers. The impact of the reduced sales level in July results in substantial losses that have not been recovered in August and September. The net earnings in 1994 included a reduction of $1.2 million (pretax) to the provision for plant closings recorded in 1993. The adjustment reflected lower than expected costs related to the fourth quarter 1993 plant closing plan.


Net earnings for the nine months ended September 30, 1995 of $2.1 million or $.50/share decreased $4.0 million from the $6.1 million or $1.43/share reported for the same period in 1994. Net earnings for the nine month period in 1995 have been negatively impacted by the rising cost of raw materials and selling price reductions included in long term agreements which are prevalent in the automotive industry. Opportunities for cost reductions through engineering changes will improve this trend in the future.

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


                                                    DOUGLAS & LOMASON COMPANY
                                                    -------------------------
                                                           (Registrant)



Date: November 14, 1995                             /s/ James J. Hoey
                                                    -------------------------
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                     (Duly Authorized Officer
                                                     and Principal Financial
                                                     Officer)