Form 10-K405
period 1995-12-31
DOUGLAS & LOMASON CO
filed 1996-03-28
CIK 29854

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number 0-627

                                   ---------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 12, 1996, 4,243,021 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price in the Nasdaq National Market) of the Registrant held by nonaffiliates (including certain officers and non-officer directors) was approximately $45,110,362.

                      Documents Incorporated by Reference

      The following documents are incorporated by reference into this Form
10-K:

Part I: Item 1--Part of Annual Report of the Registrant for the year ended
                December 31, 1995.

Part II: Items 5-8--Part of Annual Report of the Registrant for the year ended
                    December 31, 1995.

Part III: Items 10-12--Part of definitive Proxy Statement of the Registrant dated March 27, 1996 filed pursuant to
                       Regulation 14A.

==============================================================================

                                    PART I

Item 1.     Business

        Douglas & Lomason Company (the "Company" or the "Registrant") is a major supplier of original equipment parts to the North American automotive industry. Automotive products, which have accounted for approximately 94% of the Company's total sales during each of the last three years, include fully trimmed seating, seat frame assemblies and mechanisms, soft tops and accessories and decorative moldings. These products are manufactured primarily for the three major U.S. automotive manufacturers and other original equipment suppliers.

        The Company also manufactures material handling systems and custom truck bodies and trailers. These products have accounted for approximately 6% of the Company's total sales during each of the last three years.

        The Registrant classifies its business into two segments: automotive products and other segments. A summary of certain segment information appears in note (8) of notes to consolidated financial statements on page 22 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

AUTOMOTIVE PRODUCTS

        Automotive product sales are comprised 85.0% of fully trimmed seating, seat frame assemblies and mechanisms, 6.0% of soft tops and accessories and 9.0% of decorative moldings.

Seating

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

        The Company's seat frame business has grown significantly over the 49 years it has been supplying seating systems and components to the North American automotive industry. The Company believes it is currently one of the largest independent manufacturers of seat frames in North America. The seat frames manufactured by the Company are incorporated by it into complete seats and sold to vehicle assembly plants and are also sold separately to other seat assemblers. The Company believes that it is recognized as one of the most vertically integrated independent seat manufacturers in North America. The Company is capable of producing seat frames, manual seat mechanisms, foam, covers, suspension systems, and plastic seat trim at its manufacturing facilities.

Seating Joint Ventures

        In 1988, the Company formed a 50/50 joint venture company with Namba Press Works Co., Ltd. of Japan. This company, named Bloomington-Normal Seating Company, is located in Normal, Illinois and manufactures seating systems.

        The Company believes that opportunities for growth are emerging in foreign transplant operations in North America and from the expanding trend toward seat assembly outsourcing in Europe and the Far East.

        In 1995, the Company entered into a joint venture agreement with Shanghai Traffic Machinery Factory to manufacture seat frames and metal stampings in Shanghai, P.R. China. Current production at the joint venture, Shanghai Lomason Automotive Seating Systems Company Limited, is for the Shanghai Volkswagen Santana series.

        The Company announced in February 1996 that it entered into a 50/50 joint venture with Keiper Recaro Enterprises, Inc. to form Euro American Seating. The joint venture has been awarded a contract to supply General Motors, North American Operations, with complete JIT seating systems. The joint venture will also pursue supplying JIT seat systems on a global scale.

Soft Tops and Accessories

        In June 1995, the Company acquired Bestop, Inc. ("Bestop"), the leading designer and manufacturer in North America of soft tops and accessories for small sport utility vehicles. Bestop also designs and manufactures soft tops and accessories for larger sport utility vehicles. Bestop sells its products domestically and internationally to original equipment manufacturer companies and in the aftermarket. Bestop estimates that it holds more than half of the market share in North America for soft tops of small sport utility vehicles.

Decorative Moldings

        The Company, which has been supplying decorative moldings to the automotive industry since 1903, has announced its intention to discontinue the operations of this component of its business in 1996. These products include body side and wheel opening moldings, head and tail lamp bezels and window and door sealing systems. The Company does not anticipate a significant loss on the ultimate disposal of the assets related to this component.

Product Engineering

        The Company is continually seeking to improve existing automotive products and pursuing new automotive products and processes through a 165 person product engineering staff. This staff is customer-focused in that all new projects must be based on a customer's requirements. This facilitates the development of products in shorter lead time and matches products more closely to consumer requirements. Research and development costs incurred by the Company during the last three years were not considered material.

Sales and Customers

        Sales coverage by the Company of the North American automotive industry is maintained by an experienced direct sales staff consisting of 16 account managers, divided into separate and distinct customer-focused groups. The sales group is supported by fully developed program management teams incorporating simultaneous engineering techniques.

        The percent of sales to total automotive sales of automotive products to the three major automotive manufacturers and others during the past three years is as follows:

                                        1993           1994          1995
                                        ----           ----          ----
Chrysler Corporation.................    51%            39%           25%
Ford Motor Company...................    25             40            48
General Motors Corporation...........    15             14            12
All other............................     9              7            15

        Sales percentages include sales to other Tier One suppliers for ultimate sale to the above customers.

OTHER SEGMENTS

        Other segments of the Company's business accounted for approximately 6% of total Company sales in each of the three years ended December 31, 1995.

Industrial and Commercial Products

        The Company is a major supplier to conveyor manufacturers of pulleys and rollers. The Company also manufacturers conveyors, bag filling scales and automatic palletizers. These products are sold to the agriculture, mining and transportation industries among others.


Custom Truck Bodies and Trailers

        The Company serves the food and beverage industry through the design and manufacture of delivery truck bodies and trailers for soft drinks, beer, bottled water, bakery products, milk and ice cream, meats, frozen foods and other products. These units include side-loading aluminum bodies and trailers, steel, aluminum or reinforced fiberglass refrigerated truck bodies and trailers. The Company intends to dispose of this business during 1996.

COMPETITION

        The Company is one of the three major independent seat suppliers to the North American automotive industry. The Company's primary independent competitors are Johnson Controls Inc.'s Automotive Products Group and Lear Corporation. The Company also competes with Delphi Interior and Lighting Systems of General Motors Corporation, a captive seating supplier.

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

        The approximate number of associates employed by the Registrant at December 31, 1995 was 5,900.

        The Registrant does not consider its business seasonal except to the extent that automotive changeovers to new models affect business conditions.


Item 2.     Properties

        The corporate offices of the Company and the product engineering staff are located in Farmington Hills, Michigan in three buildings containing approximately 96,000 square feet. Information as to the Company's 18 principal facilities in operation as of December 31, 1995 is set forth below:

                                          Approximate      Year         Owned or
               Location                   Square Feet    Acquired        Leased
               --------                   -----------    --------       --------
AUTOMOTIVE

  Seating
Columbus, Nebraska...................       273,400        1965          Owned
Milan, Tennessee.....................       202,300        1976          Owned
Red Oak, Iowa........................       193,500        1967          Owned
Marianna, Arkansas...................       188,200        1960          Owned
Ciudad Acuna, Mexico.................       134,100        1987          Owned
Excelsior Springs, Missouri..........        87,500        1993          Leased
Troy, Missouri.......................        82,500        1990          Leased
Orangeville, Ontario, Canada.(1).....        28,300        1992          Leased
Del Rio, Texas.(1)...................        40,000        1987          Leased
Saltillo, Mexico.....................        44,000        1992          Owned

  Body Trim Components
Carrollton, Georgia.................        240,700        1955          Owned
                                             48,900        1979          Owned
LaGrange, Georgia...................         85,900        1988          Leased

INDUSTRIAL AND COMMERCIAL

  Material Handling Equipment
Humboldt, Iowa.......................        95,600        1968          Owned
Dakota City, Iowa....................        91,600        1978          Owned
Fairfield, CA.(1)....................         4,900        1993          Leased
  Custom Truck Bodies and Trailers
Columbus, Georgia ...................       133,000        1962          Owned
Amory, Mississippi...................        67,000        1982          Owned
Kansas City, Missouri................        10,400        1983          Leased

---------------
(1) A distribution facility.

        The Company believes that substantially all of its property and equipment is in good condition and adequate for its present requirements.

        The Registrant currently has excessive production capacity as a result of discontinued models. The Registrant's current utilization is approximately 70% of capacity.

Item 3.     Legal Proceedings

        There are no material legal proceedings pending against the Registrant or its subsidiaries.

Item 4.     Submission of Matters to a Vote of Security Holders

        Not applicable

Executive Officers of the Registrant

        The names and ages of all executive officers of the Registrant are as follows:

                                                                Has Served
                                                                in Position
Name                            Position                           Since           Age
----                            --------                        ------------       ---
Harry A. Lomason II             Chairman of the Board              1992
                                President                          1976
                                Chief Executive Officer            1982            61

James B. Nicholson              Vice Chairman of the
                                Board                              1990            52

James J. Hoey                   Senior Vice President and          1992
                                Chief Financial Officer            1985            59

Roger H. Morelli                Senior Vice President-             1987            51
                                Manufacturing

Steven C. Bruck                 Vice President-Design,
                                Development and Engineering
                                Services                           1994            39

Ollie V. Cheatham               Vice President-Human
                                Resources                          1984            51

A. Warren                       Vice President-Safety,
Daubenspeck III                 Environmental and
                                Loss Control                       1988            44

Martin A. DiLoreto              Vice President-Procurement
                                and International Business
                                Development                        1994            60

Scott E. Paradise               Vice President-Automotive
                                Sales                              1993            41

Robert D. Strachura             Vice President and
                                Executive Manager-
                                Manufacturing                      1990            53

Dan D. Smith                    Vice President-Cost Analysis
                                and Information Technology         1989            47

Gary A. Pniewski                Vice President-Seating
                                and Decorative Trim
                                Engineering                        1994            51

Verne C. Hampton II             Secretary                          1977            62

Melynn M. Zylka                 Treasurer                          1990            35

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

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder
            Matters

        The information set forth under the captions "Stock Prices and Cash Dividends" and "Shareholder Information" on pages 27 and 28 of the 1995 Annual Report of the Registrant is incorporated by reference herein. As of December 31, 1995, there were 726 holders of record of the Registrant's Common Stock.

Item 6.     Selected Financial Data

        The information set forth under the caption "Selected Financial and Other Data" on pages 26 and 27 the 1995 Annual Report of the Registrant is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the 1995 Annual Report of the Registrant is incorporated by reference herein.

Item 8.     Financial Statements and Supplementary Data

        The information set forth on pages 14 through 25 of the 1995 Annual Report of the Registrant is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

                                   PART III

Item 10.    Director and Executive Officers of the Registrant

        The information set forth under the caption "Information About Directors and Nominees for Directors" on pages 3 and 4 of the definitive Proxy Statement of the Registrant dated March 27, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein for information as to directors of the Registrant.

Reference is made to Part I of this Report for information as to executive officers of the Registrant.

Item 11.    Executive Compensation

        The information set forth under the captions "Compensation Committee Report" and "Executive Compensation" on pages 4 through 7 of the definitive Proxy Statement of the Registrant dated March 27, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Security Ownership" on pages 1 and 2 of the definitive Proxy Statement of the Registrant dated March 27, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions

        Not applicable.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)    The following documents are filed as a part of this report:

1.   Financial Statements

     The following consolidated financial statements of Douglas & Lomason Company and subsidiaries included in the Douglas & Lomason Company 1995 Annual Report to its Shareholders for the year ended December 31, 1995, are incorporated herein by reference:

     Consolidated Balance Sheets at December 31, 1995 and 1994.

     Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1995.

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1995.

     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1995.

     Notes to Consolidated Financial Statements.

     The Independent Auditors' Report and Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993 set forth under "Index to Consolidated Financial Statements and Schedules."


                                   EXHIBITS

            (The Exhibit marked with one asterisk below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1983; the Exhibit marked with two asterisks below was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1988; the Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1989; the Exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1991; the Exhibits marked with five asterisks were filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended December 31, 1993, the Exhibit marked with six asterisks was filed as an Exhibit to the Form 8-K Report of the Registrant dated June 8, 1995, and the Exhibit marked with seven asterisks was filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended June 30, 1995, and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Form 10-K, 10-Q or 8-K Reports).


        (3)(a)*****          Restated Articles of Incorporation of Registrant.
                             [(3) (a)]

        (3)(b)*****          By-Laws of the Registrant.  [(3) (b)]

        (4)(a)** Term Loan Agreement dated as of May 20, 1988 between Registrant and the Banks named in Section
                             2.1 thereof [1].

        (4)(a)(1)****        Amendments to Term Loan Agreement dated as of May
                             20, 1988.  [(4) (a)(1)]

        (4)(b)**** Term Loan Agreement dated as of December 19, 1991 between Registrant and NBD Bank, N.A. and Manu-facturers Bank, N.A., as amended. [(4)(b)]

        (4)(c)******         Amended and Restated Credit Agreement dated as of
                             June 8, 1995, between Registrant and the banks named in Section 2.1 thereof. [2]

        (10)(a)* 1982 Incentive Stock Option Plan of the Regis-trant [10](#)

        (10)(b)***           1990 Stock Option Plan of Registrant [(10)(c)](#)

        (10)(c)**** Joint Venture Agreement dated as of July 25, 1986 between Registrant and Namba Press Works Co. Ltd. [(10)(c)].

        (10)(d)*******       Directors Stock Plan [1](#)

        (13) Portions of 1995 Annual Report of Regis-trant.

        (21)                 Subsidiaries of the Registrant.

        (23)                 Consent of KPMG Peat Marwick LLP.

        (27)                 Financial Data Schedule

        (b)                  Reports on Form 8-K.

                             The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

        (#) This document is a management contract or compensatory plan.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1996.

                                             DOUGLAS & LOMASON COMPANY

                                             By:  /s/ H. A. Lomason II
                                                  -------------------------
                                                  H. A. Lomason II
                                                  Chairman of the Board
                                                  and President
                                             (Principal Executive Officer)

                                             By:  /s/ James J. Hoey
                                                  -------------------------
                                                  James J. Hoey
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                             (Principal Financial Officer)

                                             By:  /s/ Melynn M. Zylka
                                                  -------------------------
                                                  Melynn M. Zylka
                                                  Treasurer
                                             (Principal Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

        Signature                                  Title
        ---------                                  -----

/s/ James E. George                                Director
-----------------------
James E. George

/s/ Verne C. Hampton II                            Director
-----------------------
Verne C. Hampton II

/s/ H. A.  Lomason II                              Director
-----------------------
H. A. Lomason II

/s/ Dale A. Johnson                                Director
-----------------------

                                                   Director
-----------------------
Charles R. Moon

/s/ James B. Nicholson                             Director
-----------------------

/s/ Gary T. Walther                                Director
-----------------------

                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The consolidated balance sheets of the Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995 together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, all contained in the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

The following additional financial data should be read in conjunction with the financial statements in the 1995 Annual Report to Shareholders. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. Financial statements and related schedules of the Registrant have been omitted because the Registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are totally held.


                                     Index


                                                                       Page

Independent Auditors' Report                                            F-2

Schedule VIII - Valuation and Qualifying Accounts                       F-3

                   [Letterhead of KPMG Peat Marwick LLP]


KPMG Peat Marwick LLP

     Suite 1200
     150 West Jefferson
     Detroit, MI 48226-4429




                         Independent Auditors' Report


The Board of Directors and Shareholders
Douglas & Lomason Company:


Under date of January 29, 1996, we reported on the consolidated balance sheets of Douglas & Lomason Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 7, and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.



                                                     /s/ KPMG PEAT MARWICK LLP



Detroit, Michigan
January 29, 1996



     Member Firm of
     Klynvald Peat Marwick Goerdeler

                                                                 Schedule VIII


                  DOUGLAS & LOMASON COMPANY AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1995, 1994, and 1993
                      (Expressed in thousands of dollars)



                                     Balance at    Charged to                    Balance at
                                    December 31,    Costs and                   December 31,
                                        1992        Expenses      Deductions        1993
                                        ----        --------      ----------        ----
Other accrued plant closing
   liabilities                           --            9,078         --             9,078
                                         ==            =====         ==             =====

                                     Balance at    Charged to                    Balance at
                                    December 31,    Costs and                   December 31,
                                        1993        Expenses      Deductions        1994
                                        ----        --------      ----------        ----
Other accrued plant closing
   liabilities                          9,078           --          5,397           3,681
                                        =====           ==          =====           =====

                                     Balance at    Charged to                    Balance at
                                    December 31,    Costs and                   December 31,
                                        1994        Expenses      Deductions        1995
                                        ----        --------      ----------        ----
Other accrued plant closing
   liabilities                          3,681           --          2,947             734
                                        =====           ==          =====           =====