Form 10-Q
period 1996-03-31
DOUGLAS & LOMASON CO
filed 1996-05-15
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                 FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996


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



YES__X__  NO___



       CLASS                              OUTSTANDING AT MAY 15, 1996
Common stock, $2 par value                       4,243,021


                         DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Balance Sheets
                               (in thousands)

                                             March 31            December 31
                                               1996                  1995
                                             --------            -----------
      ASSETS

Current assets:

   Cash                                      $    518             $  4,587
   Accounts receivable                        104,149               93,486
   Inventories
      Raw materials                            11,970               10,562
      Work in process and finished goods       17,114               15,520
                                             --------             --------
                                               29,084               26,082
   Prepaid expenses and other
      current assets                            5,399                7,618
                                             --------             --------
                                              139,150              131,773

Property, plant and equipment, net             75,558               76,164

Intangibles                                    37,301               38,179
Other non-current assets                       23,027               22,773
                                             --------             --------
         Total assets                        $275,036             $268,889
                                             ========             ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt      $  4,963             $  4,775
   Accounts payable and accrued expenses       74,470               80,944
                                              -------              -------

         Total current liabilities             79,433               85,719

Long-term debt, less current maturities        78,986               69,113

Postretirement benefits other than
   pensions                                     8,906                8,598

Other liabilities and deferred credits         18,722               19,112

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and
      outstanding 4,243,021 shares in
      1996 and 1995                             8,486                8,486

   Other capital                               28,088               28,088
   Retained earnings                           57,145               54,543
   Foreign currency translation adjustment     (4,730)              (4,770)
                                              -------              -------

   Total shareholders' equity                  88,989               86,347
                                              -------              -------
   Total liabilities and
      shareholders' equity                   $275,036             $268,889
                                              =======              =======

                           DOUGLAS & LOMASON COMPANY

                      Consolidated Condensed Statements of Income
                     (in thousands, except per share data)



                                       Three Months Ended
                                              March 31
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
Net sales                            $  142,831    $  155,058

Cost of sales                           131,586       143,760
                                     ----------    ----------

   Gross profit                          11,245        11,298

Selling, general and
  administrative expense                  7,105         6,062
                                     ----------    ----------

   Operating income                       4,140         5,236

Other income (expenses):
    Interest expense, net                (1,564)         (696)
    Interest income and other             1,066           216
                                     ----------    ----------
                                           (498)         (480)

Earnings before provision
  for income taxes                        3,642         4,756

Income tax expenses                         615         1,375
                                     ----------    ----------

Net earnings                         $    3,027    $    3,381
                                     ==========    ==========

Net earnings per share               $      .71    $      .80
                                     ==========    ==========

Weighted average number of
  shares                              4,243,021     4,235,103
                                     ==========    ==========

                           DOUGLAS & LOMASON COMPANY

               Consolidated Condensed Statements of Cash Flows
                               (in thousands)

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     1996         1995
                                                  ---------      -------

Cash flows from operating activities:

   Net earnings                                   $   3,027      $ 3,381
   Depreciation                                       3,139        3,011
   Postretirement benefits other than pensions
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts
         receivable                                 (11,007)       4,783
      Increase in inventories                        (3,002)        (476)
      Decrease (increase) in prepaid expenses
         and other assets                             2,843       (2,247)
      Decrease in accounts payable,
         and accrued expenses                        (6,022)      (9,533)
      Decrease in other liabilities                     (82)         (34)
                                                   --------      -------

Net cash provided (used) by operating
   activities                                       (11,104)      (1,115)
                                                   --------      -------

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                --           61
   Acquisition of property, plant and
      equipment                                      (2,585)      (3,416)
                                                   --------      -------

Net cash used by investing activities                (2,585)      (3,355)
                                                   --------      -------

Cash flows from financing activities:

   Proceeds from long-term borrowings, net           11,555        2,000
   Repayment of long-term debt                       (1,494)      (1,774)
   Proceeds from exercised stock options, net           ---          122
   Dividends paid                                      (425)        (424)
                                                   --------      -------

Net cash provided (used)
   by financing activities                            9,636          (76)
                                                   --------      -------

Effect of translation on cash                           (16)        (670)
                                                   --------      -------

Decrease in cash                                     (4,069)      (5,216)

Cash at beginning of year                             4,587        6,532
                                                   --------      -------

Cash at end of quarter                             $    518      $ 1,316
                                                   ========      =======

                         DOUGLAS & LOMASON COMPANY

             Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and 1995, and the results of operations for the three months then ended, and cash flow for the three months then ended, subject to year end audit adjustments.

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

    Had the acquisition of Bestop, Inc. occurred as of January 1, 1995, revenues, net income and earnings per share would have been as follows:


                                         Three Months Ended
                                               March 31
                                         ------------------
                                (in 000's except for per share data)

                                           1996        1995
                                           ----        ----

    Revenues                             $142,831    $170,917

    Net Earnings                         $  3,027    $  3,238

    Net Earnings Per Share               $    .71    $    .76

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $59.7 million and available borrowings of $16.0 million on a $60.0 million revolver credit agreement with two banks. The increase of $10.7 million at March 31, 1996 in accounts receivable compared to December of 1995 is attributable to the significantly higher sales in March of 1996.

Funds from borrowings, $10.0 million, and cash of $4.0 million provided the necessary cash for operations of $11.1 and capital expenditures of $2.6 million during the first quarter of 1996.

Capital expenditures in 1996 are anticipated to be approximately $15.0 million.

Results of Operations

Net Sales
Net sales for the three months ended March 31, 1996 of $142.8 million decreased $12.2 million from net sales of $155.0 million for the three months ended March 31, 1995. This decrease is primarily attributable to the well publicized labor dispute at General Motors and Ford's two week shutdown in January 1996 of its Contour and Mystique car lines.

Cost of Sales
The cost of sales as a percentage of sales decreased to 92.1% for the three month period ended March 31, 1996, compared to 92.7% in the same period of 1995. This improvement in gross margin was generated principally by continuing value analysis and value engineering efforts to reduce costs by implementing new processes and techniques.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended March 31, 1996, increased to $7.1 million, an increase of $1.0 million from the 1995 first quarter expenses of $6.1 million. The consolidation of selling, general and administrative expenses of Bestop, Inc. for the 1996 first quarter was $1.8 million, which accounts for the entire increase.

Interest Expense
Interest expense in the first quarter of 1996 of $1.6 million increased $.9 million from the same quarter of 1995. Higher debt levels in 1996 of approximately $46.0 million, primarily related to the Bestop acquisition is the principal explanation for the increase in interest expense.

Net Earnings
Net earnings of $3.0 million ($.71 per share) were down $.4 million compared to the $3.4 million earnings ($.80 per share) in the first quarter of 1995. This decrease is attributable to the lower sales levels in the first three months of 1996.

Financial Condition
The balance sheet remains strong at the end of the first quarter of 1996. The current ratio was 1.8 to 1 and the ratio of debt to total capitalization was
 .46 to 1.0 at March 31, 1996.

                          PART II - OTHER INFORMATION


Item 6.                                     Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the first quarter of 1996.









                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DOUGLAS & LOMASON COMPANY
                                                         (Registrant)



Date:   May 15, 1996                            /s/ James J. Hoey
      -----------------                         --------------------------
                                                James J. Hoey
                                                Senior Vice President &
                                                Chief Financial Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer)