Form 10-Q
period 1996-06-30
DOUGLAS & LOMASON CO
filed 1996-08-15
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from____________to____________


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


YES_X_   NO___


       CLASS                              OUTSTANDING AT AUGUST 15, 1996
Common stock, $2 par value                       4,245,127 shares



                           DOUGLAS & LOMASON COMPANY

                     Consolidated Condensed Balance Sheets
                                (in thousands)

                                           June 30    December 31
                                            1996        1995
                                           -------    -----------
      ASSETS
Current assets:
   Cash                                    $  4,342   $  4,587
   Accounts receivable                       96,556     93,486
   Inventories
      Raw materials                          10,165     10,562
      Work in process and finished goods     13,060     15,520
                                           --------   --------
                                             23,225     26,082

   Prepaid expenses and other
      current assets                          4,199      7,618
                                           --------   --------
                                            128,322    131,773

Property, plant and equipment, net           74,113     76,164

Intangibles                                  36,656     38,179
Other non-current assets                     28,454     22,773
                                           --------   --------

         Total assets                      $267,545   $268,889
                                           ========   ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt    $   4,963  $  4,775
   Accounts payable and accrued expenses      62,929    80,944
                                           ---------  --------

         Total current liabilities            67,892    85,719

Long-term debt, less current maturities       78,849    69,113

Postretirement benefits other than
   pensions                                    9,059     8,598

Other liabilities and deferred credits        18,993    19,112

Shareholders' equity
   Preferred stock
      No par value, authorized 500,000
      shares, issued - none

   Common stock
      Par value $2 per share authorized
      10,000,000 shares; issued and
      outstanding 4,243,021 shares in
      1996 and 1995                            8,486     8,486

   Other capital                              28,088    28,088
   Retained earnings                          61,050    54,543
   Foreign currency translation adjustment    (4,872)   (4,770)
                                           ---------  --------

   Total shareholders' equity                 92,752    86,347
                                           ---------  --------
   Total liabilities and
      shareholders' equity                 $ 267,545  $268,889
                                           =========  ========




                           DOUGLAS & LOMASON COMPANY

                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                             Three Months Ended           Six Months Ended
                                     June 30                    June 30
                              ------------------           ----------------

                             1996          1995            1996           1995
                             ----          ----            ----           ----
Net sales                    $   156,155    $   130,602    $   298,986    $   285,660

Cost of sales                    140,928        125,131        272,514        268,890
                             -----------    -----------    -----------    -----------

   Gross profit                   15,227          5,471         26,472         16,770

Selling, general and
   administrative expense          8,153          5,959         15,258         12,022
                             -----------    -----------    -----------    -----------

   Operating income (loss)         7,074           (488)        11,214          4,748

Other income (expenses):
   Interest expense, net          (1,594)        (1,054)        (3,157)        (1,750)
   Interest income
      and other                      529             46          1,594            262
                             -----------    -----------    -----------    -----------
                                  (1,065)        (1,008)        (1,563)        (1,488)

Earnings (loss) before
   provision for
   income taxes                    6,009         (1,496)         9,651          3,260

Income tax expense
   (benefit)                       1,680         (1,040)         2,295            335
                             -----------    -----------    -----------    -----------

Net earnings (loss)          $     4,329    $      (456)   $     7,356    $     2,925
                             ===========    ===========    ===========    ===========

Net earnings (loss)
   per share                 $      1.02    $      (.11)   $      1.73    $       .69
                             ===========    ===========    ===========    ===========

Weighted average number
   of shares                 $ 4,243,021      4,243,580      4,243,021      4,239,365
                             ===========    ===========    ===========    ===========


                           DOUGLAS & LOMASON COMPANY

                Consolidated Condensed Statements of Cash Flows
                                (in thousands)



                                                    Six Months Ended
                                                         June 30
                                                    ----------------
                                                     1996          1995
                                                    --------      ------
Cash flows from operating activities:

   Net earnings                                     $  7,356      $ 2,925
   Depreciation and amortization                       6,686        6,437
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts
        receivable                                    (3,158)       8,940
      Decrease in inventories                          2,857        2,847
      Increase in prepaid expenses
         and other assets                               (739)      (7,188)
      Decrease in accounts payable,
         and accrued expenses                        (18,575)      (8,176)
      Increase in other liabilities                    1,031          485
                                                    --------      -------


Net cash (used) provided by operating
   activities                                         (4,542)       6,270

Cash flows from investing activities:

   Proceeds from the sale of property,
      plant and equipment                                ---           84
   Acquisition of property, plant and
      equipment                                       (4,653)      (9,356)
   Cost of acquisition, net of cash                      ---      (43,488)
                                                     -------      -------

Net cash used by investing activities                 (4,653)     (52,760)
                                                     -------      -------

Cash flows from financing activities:

   Proceeds from long-term debt                       12,000       47,000

   Repayment of long-term debt                        (2,076)      (3,221)
   Proceeds from exercised stock
      options, net                                       ---          129
   Dividends paid                                       (849)        (849)
                                                    --------      -------

Net cash provided by financing
   activities                                          9,075       43,059
                                                     -------      -------

Effect of translation on cash                           (125)        (719)

Net decrease in cash                                    (245)      (4,150)

Cash at beginning of year                              4,587        6,532
                                                    --------      -------

Cash at end of quarter                              $  4,342      $ 2,382
                                                    ========      =======


                           DOUGLAS & LOMASON COMPANY

             Notes to Consolidated Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and 1995, and the results of operations for the six months then ended, and changes in financial position for the six months then ended, subject to year end audit adjustments.


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

    Had the acquisition of Bestop, Inc. occurred as of January 1, 1995, revenues, net income and earnings per share would have been as follows:


                              Three Months Ended       Six Months Ended
                                    June 30                 June 30
                              ------------------       ----------------
                                  (in 000's except for per share data)

                                1996      1995         1996        1995
                                ----      ----         ----        ----

    Revenues                  $156,155    $143,108     $298,986    $314,025

    Net Income                $  4,329    $   (928)    $  7,356    $  2,310

    Earnings Per Share        $   1.02    $   (.22)    $   1.73    $    .54

               Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations



Liquidity and Capital Resources
At June 30, 1996, the Company had working capital of $60.4 million and available borrowings of $15.0 million on a $60.0 million revolver credit agreement with two banks.

Funds from borrowings, $12.0 million, less repayment of long-term debt of $2.1 million provided cash available for capital expenditures of $4.7 million and cash necessary for operating activities of $4.5 million.

Capital expenditures in 1996 are anticipated to be approximately $15.0 million.


Results of Operations

Net Sales
Net sales for the three months ended June 30, 1996, were $156.2 million, an increase of 19.6% over sales of $130.6 million in the second quarter of 1995. Sales for the six month period of 1996 were $299.0 million versus $285.7 million for the same period of 1995, an increase of 4.7%. The acquisition of Bestop in June 1995 accounted for the majority of the sales increase, but the Company also benefited from increased production of the Ford Aerostar minivan and the Ford Contour/Mercury Mystique for which the Company is the lead supplier of complete seating systems.

Cost of Sales
The cost of sales as a percentage of sales decreased to 90.2% for the three month period ended June 30, 1996, compared to 95.8% in the same period of 1995. For the six month period ended June 30, 1996, the cost of sales as a percentage of sales was 91.1% compared to 94.1% in 1995. Several factors contributed to the improvement in 1996, including cost reductions achieved through Value Analysis/Value Engineering efforts, increased production volume at a number of plants, the full quarter impact of Bestop in 1996 and a dramatic improvement in medical insurance claims.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended June 30, 1996, increased $2.2 million over the same period of 1995 as a result of the consolidation of the selling, general and administrative expenses of Bestop, Inc. acquired in June of 1995.

Interest Expense
Interest expense in the second quarter of 1996 of $1.6 million increased $.5 million or 51.2% from the $1.1 million reported for the same period of 1995 principally as a result of the higher debt level in 1996. In June 1995, the Company borrowed $44.0 million to acquire Bestop, Inc.

Net Earnings (Loss)
Net earnings of $4.3 million or $1.02 per share in the second quarter of 1996 compared with a net loss of $456.0 thousand or $.11 per share in the second quarter of 1995 improved principally as a result of the lower cost mentioned previously in the cost of sales. For the six months ended June 30, 1996, the Company recorded net earnings of $7.4 million or $1.73 per share compared with net earnings of $2.9 million or $.69 per share in the first six months of 1995.

Financial Condition
The balance sheet remains strong at June 30, 1996. The current ratio was 1.9 to 1 and the ratio of debt to total capitalization was .45 to 1 at June 30, 1996.

On August 7, 1996, in response to increased trading volume and per share price, the Company announced that it was engaged in discussions regarding a possible business combination. No assurance can be given that the discussions will result in the consumation of any transaction. The Company will not issue any further press releases or comments concerning the discussions until they are finalized or terminated.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote for Security Holders

         The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1996:

         (a)  A meeting was held on April 26, 1996, and was an Annual
              Meeting.

         (b)  Not applicable.

         (c) At such meeting the nominee for election as a director, Verne C. Hampton II, was elected for the term of office to expire at the 1999 Annual Meeting of Shareholders. The votes cast with respect to such nominee for director are as follows:

                                                               Votes to
                                                               Withhold
                                                              Authority
                                                               to Vote
                                  Votes for                    for the
         Nominee                   Nominee                     Nominee
         -------                   -------                     -------

         Verne C. Hampton II      3,977,353                    28,007

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         20.1. Agreement dated as of May 17, 1996 between Registrant and Harry A. Lomason II.

         20.2. Form of Agreement dated as of May 17, 1996 between Registrant and the following executive officers of
                  Registrant: James J. Hoey, Roger H. Morelli, Dan D. Smith and certain other officers.

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K duirng the quarter for which this report is filed.

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

                                                    DOUGLAS & LOMASON COMPANY
                                                    -------------------------
                                                           (Registrant)


Date:      August 15, 1996                          /s/ James J. Hoey
                                                    -------------------------
                                                    James J. Hoey
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    Officer)