Form 10-Q/A
period 1996-06-30
DOUGLAS & LOMASON CO
filed 1996-08-15
CIK 29854

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                  FORM 10-Q/A


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


         The shareholders further approved an amendment to the Registrant's 1990 Stock Option Plan to increase the number of shares of the Registrant's Common Stock which may be issued thereunder. 3,886,599 affirmative votes, 62,453 negative votes and 15,076 withhold votes were cast with respect to such proposal.


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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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